Form 10KSB
period 2006-03-31
Jaguar Acquisition Corp.
filed 2006-07-14
CIK 1331474

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: March 31, 2006

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________to ______________

Commission File Number 000-51546

Jaguar Acquisition Corporation
(Name of Small Business Issuer in Its Charter)

Delaware (State of Incorporation)	20-2942206 (Small Business Issuer I.R.S. Employer I.D. Number)

1200 River Road, Suite 1302 Conshohocken, Pennsylvania (Address of principal executive offices)	19428 (zip code)

(610) 585-0285
(Issuer’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Units consisting of one share of Common Stock, par value $.0001 per share, and two Warrants
Common Stock, $.0001 par value per share
Warrants to purchase shares of Common Stock

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

Yes ☐  No ☒

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.
 Yes ☐  No ☒

Indicate by check mark whether the Issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Issuer’s revenues for the fiscal year ended March 31, 2006 were $0.

As of July 10, 2006, the aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $23,460,000.

As of July 12, 2006, there were 5,716,667 shares of Common Stock, $.0001 par value per share, outstanding.

Transitional Small Business Disclosure Format (check one):  Yes ☐  No ☒

Documents Incorporated by Reference: The information contained in the registrant’s final prospectus, dated April 5, 2006, included in the registrant’s post-effective amendment filed on April 10, 2006 (SEC File No. 333-127135) is incorporated into certain portions of Parts I, II and III as disclosed herein.

PART I
ITEM 1. DESCRIPTION OF BUSINESS

Jaguar Acquisition Corporation is a blank check company formed on June 2, 2005 to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business. Our efforts in identifying a prospective target business will not be limited to a particular industry, although we are initially focusing our efforts on seeking a business combination with an operating company in the financial services industry. For further details regarding our business, see the section entitled “Proposed Business” contained in our prospectus dated April 5, 2006 incorporated by reference herein.

On April 13, 2006, we consummated our initial public offering of 4,000,000 units with each unit consisting of one share of our common stock and two warrants, each to purchase one share of our common stock at an exercise price of $5.00 per share. Simultaneously with the consummation of our initial public offering, we consummated the private sale of 116,667 Units to certain of our initial stockholders and affiliates. The units sold privately were identical to the units sold in the initial public offering except that the warrants underlying such units are exercisable on a cashless basis so long as such warrants are held by our initial stockholders or their affiliates. On April 18, 2006, we consummated the closing of an additional 600,000 units subject to the over-allotment option. The units, including those sold privately, were sold at an offering price of $6.00 per unit, generating total gross proceeds of $28,300,002. For more information regarding our initial public offering, see the section entitled “Recent Public Offering” contained within Part II, Item 5 below.

ITEM 2. DESCRIPTION OF PROPERTY

  We maintain our executive offices at 1200 River Road, Suite 1302, Conshohocken, Pennsylvania pursuant to an agreement with Katalyst LLC, an affiliate of Jonathan Kalman, our chairman of the board and chief executive officer, C. Richard Corl, our executive vice president, and James S. Cassano, our executive vice president, chief financial officer and secretary. We pay Katalyst a monthly fee of $3,750 for providing us with office space and certain office and secretarial services. For further details regarding our facilities, see the section entitled “Proposed Business - Facilities” contained in our prospectus dated April 5, 2006 incorporated by reference herein.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our units are traded on the Over-the-Counter Bulletin Board under the symbol JGACU, JGAC and JGACW. The following table sets forth the range of high and low closing bid prices for the units, common stock and warrants for the period indicated since such units commenced public trading on April 10, 2006 and since the common stock and warrants commenced public trading on June 20, 2006. The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions.

	Units		Common Stock		Warrants
	High	Low	High	Low	High	Low

2006:
Second Quarter*	6.30	6.17	5.10	5.10	0.60	0.48
First Quarter	7.455	6.17	5.10	5.10	0.50	0.47

*Through July 10, 2006

Holders

As of July 10, 2006, there was one holder of record of our units, fourteen holders of record of our common stock and one holder of record of our warrants.

Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of a business combination. The payment of dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our then board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future.

Recent Sales of Unregistered Securities and Use of Proceeds

In June 2005, we sold the following shares of common stock without registration under the Securities Act of 1933, as amended:

Stockholders	Number of Shares

Sapphire Canyon Investments LLC	150,000

Corl LLC	150,000

JSC Group Holdings LLC	150,000

FA Holdings, LLC	150,000

John Hoey	37,500

David W. Tralka	37,500

Robert Moreyra	37,500

Peter Collins	37,500

Such shares were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(2) of the Securities Act as they were sold to sophisticated, wealthy individuals. The shares issued to the individuals above were sold at a purchase price of $0.033 per share. In November 2005, JSC Group Holdings LLC transferred 25,000 shares of common stock to Sapphire Canyon Investments LLC. Sapphire Canyon Investments LLC, Corl LLC, JSC Group Holdings LLC, FA Holdings, LLC, John J. Hoey, David W. Tralka, Robert Moreyra and Peter Collins subsequently transferred an aggregate of 187,500 shares of common stock to YMBB, LLC and 187,500 shares of common stock to Kerry Propper, a special advisor of ours. The foregoing transfers were made at the same price per share that each of the transferors paid for their shares. In connection with the determination by the representative of the underwriters to increase the size of the offering from 3,000,000 units to 4,000,000 units, effective February 6, 2006, our board of directors authorized a stock dividend of approximately 0.333333 shares of common stock for each outstanding share of common stock. This effectively lowered the purchase price paid by our existing stockholders to approximately $0.025 per share and maintained their ownership at 25% of the number of shares to be sold in our initial public offering.

Simultaneously with the consummation of our initial public offering, we consummated the private sale of 116,667 Units to certain of our initial stockholders and affiliates. The units sold privately were identical to the units sold in the initial public offering except that the warrants underlying such units are exercisable on a cashless basis so long as such warrants are held by our initial stockholders or their affiliates.

Recent Public Offering

On April 13, 2006, we consummated our initial public offering of 4,000,000 units with each unit consisting of one share of our common stock and two warrants, each to purchase one share of our common stock at an exercise price of $5.00 per share. Simultaneously with the consummation of our initial public offering, we consummated the private sale of 116,667 Units to certain of our initial stockholders and affiliates. The units sold privately were identical to the units sold in the initial public offering except that the warrants underlying such units are exercisable on a cashless basis so long as such warrants are held by our initial stockholders or their affiliates. On April 18, 2006, we consummated the closing of an additional 600,000 units subject to the over-allotment option. The units, including those sold privately, were sold at an offering price of $6.00 per unit, generating total gross proceeds of $28,300,002. The managing underwriter in the offering was EarlyBirdCapital, Inc. The securities sold in the offering (not including those sold privately) were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No. 333-127135). The Securities and Exchange Commission declared the registration statement effective on April 5, 2006.

We paid a total of $1,932,000 in underwriting discounts and commissions and approximately $730,000 has been or will be paid for costs and expenses related to the offering, including $240,000 for the underwriters’ non-accountable expense allowance of 1% of the gross proceeds.

After deducting the underwriting discounts and commissions and the offering expenses, (paid and accrued), the total net proceeds to us from the offering and over allotment option were approximately $25,000,000, of which $24,398,000 was deposited into a trust fund and the remaining proceeds of approximately $600,000 are available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. In addition, all of the proceeds from the private sale of the units was deposited into the trust fund, for a total of $25,098,002 held in trust.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

We were formed on June 2, 2005 to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business. Until consummation of our initial public offering in April 2006, all of our activity related to our formation and initial public offering. Since the consummation of our initial public offering, we have been searching for prospective target businesses to acquire. We intend to utilize cash derived from the proceeds of our recently completed public offering, our capital stock, debt or a combination of cash, capital stock and debt, in effecting a business combination.

Net loss for the period from June 2, 2005 to March 31, 2006 of $1,200 related to our formation and our initial public offering.

$24,398,000 of the net proceeds of our initial public offering, plus an additional $700,002 from the private sale of our units to certain or our initial stockholders or their affiliates, are in trust, with the remaining net proceeds of $580,000 to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. We will use substantially all of the net proceeds of our initial public offering not held in trust to identify and evaluate prospective acquisition candidates, select the target business, and structure, negotiate and consummate the business combination. We intend to utilize our cash, including the funds held in the trust fund, capital stock, debt or a combination of the foregoing to effect a business combination. To the extent that our capital stock or debt securities are used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other available cash will be used to finance the operations of the target business. We believe that we have sufficient available funds outside of the trust fund to operate through April 13, 2008, assuming that a business combination is not consummated during that time. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a financing simultaneously with the consummation of a business combination.

We are obligated to pay to Katalyst LLC a monthly fee of $3,750 for general and administrative services. In addition, in June 2005, our stockholders prior to our initial public offering advanced an aggregate of $75,000 to us, on a non-interest bearing basis, for payment of offering expenses on our behalf. This amount was repaid in April 2005 out of proceeds of our initial public offering.

In connection with our initial public offering, we issued an option, for $100, to EarlyBirdCapital to purchase 350,000 units at an exercise price of $9.10 per unit, with each unit consisting of one share of common stock and two warrants. We will account for the fair value of the option, inclusive of the receipt of the $100 cash payment, as an expense of the public offering resulting in a charge directly to stockholders’ equity. We estimated that the fair value of this option was approximately $759,500 ($2.17 per Unit) using a Black-Scholes option-pricing model. The fair value of the option granted to EarlyBirdCapital was estimated as of the date of grant using the following assumptions: (1) expected volatility of 48.79%, (2) risk-free interest rate of 4.79% and (3) expected life of 5 years. The option may be exercised for cash or on a “cashless” basis, at the holder’s option, such that the holder may use the appreciated value of the option (the difference between the exercise prices of the option and the underlying warrants and the market price of the units and underlying securities) to exercise the option without the payment of any cash.

ITEM 7. FINANCIAL STATEMENTS

This information appears following Item 14 of this Report and is incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A. CONTROL AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer and treasurer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2006. Based upon their evaluation, they concluded that our disclosure controls and procedures were effective.

Our internal control over financial reporting is a process designed by, or under the supervision of, our chief executive officer and chief financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of our board of directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
Jonathan Kalman	44	Chairman of the Board and Chief Executive Officer
C. Richard Corl	68	Executive Vice President and Director
James S. Cassano	60	Executive Vice President, Chief Financial Officer, Secretary and Director
John J. Hoey	66	Director

Jonathan Kalman has served as our chairman of the board and chief executive officer since our inception. Mr. Kalman has served as chairman of the board and chief executive officer of Katalyst LLC, a cross-border investment banking and advisory firm, since he founded the firm in September 1999. Mr. Kalman is also the founder of Internet Katalyst Investment Partners, and co-founder of Katalyst Venture Partners, both affiliates of Katalyst. Mr. Kalman has served on the investment committee of Katalyst Venture Partners since December 1999 and sat on the investment committee of Internet Katalyst Investment Partners from June 1999 to December 2000. From January 1999 to September 1999, Mr. Kalman served as chairman of the board and chief executive officer of iVenture Capital Group, an investment advisory firm providing business strategy, capital raising and merger and acquisition services to emerging growth companies and venture capital firms. From June 1995 through May 1998, he was managing director of Naviant Technology Solutions, a consumer profile and e-marketing company acquired by Equifax Inc. in August 2002. Mr. Kalman began his career at IBM in June 1985 and remained with IBM through June 1995. While at IBM, he worked with clients in the payments industry, as well as led an advanced semiconductor technology team. Mr. Kalman is currently a director of RS Software (India) Ltd., a Bombay Stock Exchange listed software solutions provider in the payment systems industry. Mr. Kalman received a B.S. in Applied Physics from Cornell University and an M.B.A. from Northwestern University's Kellogg School.

C. Richard Corl has served as our executive vice president and director since our inception. Mr. Corl has served as a managing director of Katalyst since June 2004. Mr. Corl served as a director to Ecount, a company engaged in issuing and processing stored value payment solutions, from February 2001 to April 2004 and served as a consultant to the company from September 2001 until August 2002. From April 2004 to April 2005, Mr. Corl served as president of PayQuik, Inc., an international money transfer enterprise, and currently serves as a member of its board of directors. In May 1993, Mr. Corl co-founded Princeton eCom Corporation, a company providing electronic bill payment services, and served as secretary, executive vice president and director until August 2001. In July 1976, Mr. Corl co-founded the TeleCheck Services Network, a leader in check acceptance, and served as president and chief executive officer until its sale to Tymshare, Inc., a New York Stock Exchange listed company that provides network services to the point-of-sale credit card authorization industry, in August 1981. Mr. Corl continued to serve in several senior positions within the organization until 1992. Mr. Corl received a B.S. in Marketing and Finance from Akron University.

James S. Cassano has served as our executive vice president, chief financial officer, secretary and director since our inception. Mr. Cassano has served as a managing director of Katalyst since January 2005. From February 2004 to December 2004, Mr. Cassano was an independent consultant. In June 1998, Mr. Cassano founded New Forum Publishers, an electronic publisher of educational material for secondary schools, and served as its chairman of the board and chief executive officer until it was sold to Apex Learning, Inc., a company controlled by Warburg Pincus, in August 2003. He remained with Apex until November 2003 in transition as vice president business development and served as a consultant to the company through February 2004. He is currently a member of the board of directors of Apex Learning. In June 1995, Mr. Cassano co-founded Advantix, Inc., a high volume electronic ticketing software and transaction services company which handled event related client and customer payments, that was re-named Tickets.com and went public through an IPO in 1999. Mr. Cassano served as its chairman of the board and chief executive officer until December 1997. From March 1987 to June 1995, Mr. Cassano served as senior vice president and chief financial officer of the Hill Group, Inc., a privately-held engineering and consulting organization, where he was responsible for corporate finance, acquisitions and divestitures as well as all corporate information technology functions. From February 1986 to March 1987, Mr. Cassano served as vice president of investments and acquisitions for Safeguard Scientifics, Inc., a public venture development company, where he was responsible for analyzing and closing investments in ventures, and providing management support of companies in which Safeguard had investments. From May 1973 to February 1986, Mr. Cassano served as partner and director of strategic management services (Europe) for the strategic management group of Hay Associates, where among other responsibilities, he lead or held management responsibility for the majority of the firm's strategic and large scale organization projects in financial services. Mr. Cassano received a B.S. in Aeronautics and Astronautics from Purdue University and an M.B.A. from Wharton Graduate School at the University of Pennsylvania.

John J. Hoey has been a director since our inception. Mr. Hoey has been the president of Beneficial Capital Corp., a private New York-based investment company, since 1977. Mr. Hoey also co-founded Quondam Partners, an association of independent financial markets experts who have experience as senior executives of major international financial institutions and who work together to do special assignments in emerging market countries, in 2003 and has served as a managing director and member of the executive committee since its inception. He also co-founded Quondam-Aquila AG, a Zurich-based asset management company, in January 2004. From 1993 to 1998, Mr. Hoey was president, chief executive officer and a director of Hondo Oil & Gas Co, a publicly traded American Stock Exchange listed international exploration and production company, which was acquired by Lonmin Plc. in December 1998. From 1985 to 1992, he was associated with Atlantic Petroleum Corp. in various positions, including serving as president and director of Atlantic Petroleum & Marketing Corp until its sale to the Sun Company in 1988. From 1972 to 1984, Mr. Hoey held various executive positions with Arab and American financial institutions working in the commercial and investment banking areas of such institutions. From 1967 to 1971, he served as a foreign service officer in the United States Department of State in Saigon, South Vietnam. From 1961 to 1967, he worked as a manufacturing engineer in the United States and Europe. Mr. Hoey is currently a director of Tethys Oil, a Swedish company focused on exploration for and production of oil and natural gas, which he co-founded in 2001 and served as its president until he took it public in 2004. He is also the cofounder and vice chairman of the board of Vietnam Holding Limited, a company listed on the AIM exchange in London that will invest principally in securities of former state-owned enterprises in Vietnam. Mr. Hoey received a B.S. in Mechanical Engineering from the University of Notre Dame and an M.B.A. from Harvard University.

Special Advisors

William J. Westervelt, Jr. has been the president of First Annapolis, a consulting company specializing in the payments industry, since he co-founded it in June 1991. In this capacity, Mr. Westervelt advises domestic and international money center and regional banks, transaction processing companies, specialized technology providers, credit card associations and non-bank entities associated with payments on matters ranging from business strategy, structuring strategic alliances, mergers and acquisitions and a wide variety of other facets of the credit card and payments industry. From 1989 to 1991, he was an executive at National Data Corporation responsible for merchant sales. From1974 to 1989, Mr. Westervelt was senior vice president at First National Bank of Maryland and First Omni Bank N.A. and served on their board of directors. He has also served on numerous advisory committees of Visa USA and Visa International. Mr. Westervelt received a B.A. in Economics form McDaniel College (formerly Western Maryland College) and an M.B.A. from the University of Baltimore.

David W. Tralka has most recently been with Merrill Lynch Business Financial Services, Inc. where he served as chairman between November 2000 and September 2005. Prior to serving as chairman, he served Merrill Lynch Business Financial Services as First Vice President - Credit Operations between 1997 and 1999 and first vice president - regional sales director between 1989 and 1997. At Merrill Lynch, Mr. Tralka also served as president of Merrill Lynch Bank & Trust between 1999 and 2000. Mr. Tralka holds a BA in Economics from Cornell University and an MA, Management from Northwestern University's Kellogg Graduate School of Management.

Robert Moreyra has been a principal and executive vice president of Atlantic American Corporate Group since February 2001. Since February 2001, he also has been a managing director of Atlantic American Capital Advisors, LLC, an investment banking firm wholly owned by Atlantic American Corporate Group, LLC, a diversified investment banking, private equity and real estate investment firm, specializing in assisting small and mid-sized private and public companies. Mr. Moreyra has been a director of Digital Lightwave, Inc., a Nasdaq-listed public company that designs, develops and markets a portfolio of portable and network based products for installing, maintaining and monitoring fiber optic circuits and networks, since June 30, 2003. From October 2003 until its merger with etrials Worldwide, Inc. in February 2006, Mr. Moreyra served as executive vice president and director of CEA Acquisition Corporation, a blank check company formed to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business in the entertainment, media and communications industry. From February 2000 to February 2001, Mr. Moreyra was a managing director with H. C. Wainwright & Co., Inc., an investment banking firm. From May 1999 until February 2000, he was a managing director of the investment banking department of The First American Investment Banking Corporation. From March 1998 until May 1999, he was vice president of corporate finance with William R. Hough & Co., an investment banking firm. He joined Pardue, Heid, Church, Smith & Waller, Inc., a real estate consulting firm, in February 1986 and was a principal and its chief executive officer from March 1992 until March 1998. Mr. Moreyra received a B.B.A in finance from the Florida International University and a M.B.A. from the University of Central Florida's graduate school of business.

Peter Collins is the president of Atlantic American Equity Partners, LLC as well as principal and executive vice president of Atlantic American Corporate Group, LLC. In addition, he is co-founder and president of Community Reinvestment Partners, LP (CRP), a private real estate investment partnership focused on acquiring and developing income-producing commercial real estate in low to moderate-income communities. Prior to CRP, Mr. Collins was a partner at Rock Creek Capital, a private equity firm. Prior to Rock Creek Capital, Mr. Collins served as a manager with the Florida State Board of Administration (Florida's Public Pension Fund) and was also the chief of staff for four years for state senator Charles Williams. Mr. Collins currently serves as a director/advisor to Triad Financial Services, Timbervest, Cenetec and several venture capital firms. From January 2005 until its merger with etrials Worldwide, Inc., he served as a member of the board of directors of CEA Acquisition Corporation and since its merger has served as a director of etrials Worldwide, Inc. Mr. Collins received his B.S. in finance and his M.B.A. from Florida State University.

Kerry Propper has been the chief financial officer, secretary and a member of the board of directors of Chardan North China Acquisition Corp. and has been the chief executive officer, secretary and a member of the board of directors of Chardan South China Acquisition Corp. since their inception in March 2005. Chardan North China Acquisition Corp. and Chardan South China Acquisition Corp. are blank check companies seeking to acquire an operating business north and south, respectively, of the Yangtze River in the People’s Republic of China. Mr. Propper has been the owner and chief executive officer of Chardan Capital Markets LLC, a New York based broker/dealer, since July 2003. He has also been a managing member of SUJG, Inc., an investment company, since April 2005. From its inception in December 2003 until November 2005, Mr. Propper served as the executive vice president and a member of the board of directors of Chardan China Acquisition Corp., an OTC Bulletin Board listed blank check company that was seeking to acquire an operating business in the People’s Republic of China. In November 2005, Chardan China Acquisition Corp. completed its business combination with State Harvest Holdings Ltd. and changed its name to Origin Agritech Ltd. Mr. Propper has continued to serve as a member of the board of directors of Origin Agritech since its merger. Mr. Propper also sits on the board of directors of Source Atlantic Inc., a health care consulting firm based in Massachusetts. Mr. Propper was a founder, and from February 1999 to July 2003 owner and managing director of Windsor Capital Advisors, a full service brokerage firm also based in New York. Mr. Propper also founded The Private Capital Group LLC, a small private investment firm specializing in hard money loans and convertible preferred debt and equity offerings for small public companies, in May 2000 and was affiliated with it until December 2003. From July 1997 until February 1999, Mr. Propper worked at Aegis Capital Corp., a broker dealer and member firm of the NASD. Mr. Propper received his B.A. (with honors) in Economics and International Studies from Colby College and studied at the London School of Economics.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Because we did not consummate our initial public offering until after March 31, 2006, no reports were required to be filed during the year ended March 31, 2006.

Code of Ethics

  In May 2006, our board of directors adopted a code of ethics that applies to our directors, officers and employees as well as those of our subsidiaries. We will provide a copy of our code of ethics, without charge, to any person that requests it. Requests for copies of our code of ethics should be sent in writing to Jaguar Acquisition Corporation, 1200 River Road, Suite 1302, Conshohocken, Pennsylvania 19087.

ITEM 10. EXECUTIVE COMPENSATION

Commencing April 5, 2006 and ending upon the acquisition of a target business, we will pay Katalyst LLC, an affiliate of our executive officers, a fee of $3,750 per month for providing us with certain general and administrative services including office space, utilities and secretarial support. Other than this $3,750 per-month fee, no compensation of any kind, including finders and consulting fees, will be paid to any of our founding stockholders, including all of our officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with a business combination. However, our existing stockholders will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged.

Since our formation, we have not granted any stock options or stock appreciation rights or any awards under long-term incentive plans.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of July 10, 2006 by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our officers and directors; and

•	all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Percentage of Class
Jonathan Kalman	143,889(2)	2.5%
C. Richard Corl	123,334(3)	2.2%
James S. Cassano	102,778(4)	1.8%
John Hoey(5)	30,833(6)	0.5%
Fir Tree, Inc.(7)	400,000(8)	7.0%
All directors and executive officers as a group (four individuals)	400,834(9)	7.0%

___________________________________
(1)	Unless otherwise indicated, the business address of each of the individuals is 1200 River Road, Suite 1302, Conshohocken, Pennsylvania 19428.

(2)
Represents (i) 116,667 shares of common stock held by Sapphire Canyon Investments LLC and (ii) 27,222 shares of common stock held by Jonathan Kalman IRA. Does not include 54,444 shares of common stock issuable upon exercise of warrants held by Jonathan Kalman IRA which are not exercisable and will not become exercisable within 60 days.

(3)
Represents (i) 100,000 shares of common stock held by Corl LLC and (ii) 23,334 shares of common stock held by C. Richard Corl IRA. Does not include 46,668 shares of common stock issuable upon exercise of warrants held by C. Richard Corl IRA which are not exercisable and will not become exercisable within 60 days.

(4)
These shares are held by JSC Group Holdings LLC, of which Mr. Cassano is the president. Does not include 38,890 shares of common stock issuable upon exercise of warrants held by JSC Group Holdings which are not exercisable and will not become exercisable within 60 days.

(5)	The business address of Mr. Hoey is Beneficial Capital Corp., Post Office Box 40A, Villanova, Pennsylvania 19085.

(6)	Does not include 11,666 shares of common stock issuable upon exercise of warrants which are not exercisable and will not become exercisable within 60 days.

(7)	The business address of Fir Tree, Inc. is 535 Fifth Avenue, 31st Floor, New York, New York 10017.

(8)
Represents (i) 271,760 shares of common stock held by Sapling, LLC and (ii) 128,240 shares of common stock held by Fir Tree Recovery Master Fund, L.P. Fir Tree, Inc. is the investment manager of both entities. The foregoing information was derived from a Schedule 13G filed with the SEC on April 12, 2006.

(9)	Does not include 151,668 shares of common stock issuable upon exercise of warrants which are not exercisable and will not become exercisable within 60 days.

All of the shares of our outstanding common stock owned by our stockholders prior to our initial public offering have been placed in escrow with Continental Stock Transfer & Trust Company, as escrow agent, until the earliest of:

•	April 5, 2009;

•	our liquidation; and

•
the consummation of a liquidation, merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property subsequent to our consummating a business combination with a target business.

During the escrow period, the holders of these shares will not be able to sell their securities, but will retain all other rights as our stockholders, including, without limitation, the right to vote their shares of common stock and the right to receive cash dividends, if declared. If dividends are declared and payable in shares of common stock, such dividends will also be placed in escrow. If we are unable to effect a business combination and liquidate, none of our initial stockholders will receive any portion of the liquidation proceeds with respect to common stock owned by them prior to our initial public offering.

Jonathan Kalman, C. Richard Corl and James S. Cassno are our "promoters," as that term is defined under the Federal securities laws.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In June 2005, we issued 750,000 shares of our common stock to the individuals set forth below for $25,000 in cash, at a purchase price of approximately $0.033 share, as follows:

Name	Number of Shares	Relationship to Us

Sapphire Canyon
Investments LLC	150,000	Stockholder, of which Mr. Kalman, our
		chairman and chief executive officer, is the
		president
Corl LLC	150,000	Stockholder, of which Mr. Corl, our executive
		vice president and director, is the president
JSC Group
Holdings LLC	150,000	Stockholder, of which Mr. Cassano, our
		executive vice president, chief financial officer,
		secretary and director, is the president

FA Holdings, LLC	150,000	Stockholder, of which Mr. Westervelt, our
		special advisor is the president

John Hoey	37,500	Director

David W. Tralka	37,500	Special Advisor

Robert Moreyra	37,500	Special Advisor

Peter Collins	37,500	Special Advisor

In November 2005, JSC Group Holdings LLC transferred 25,000 shares of common stock to Sapphire Canyon Investments LLC. Sapphire Canyon Investments LLC, Corl LLC, JSC Group Holdings LLC, FA Holdings, LLC, John J. Hoey, David W. Tralka, Robert Moreyra and Peter Collins subsequently transferred an aggregate of 187,500 shares of common stock to YMBB, LLC and 187,500 shares of common stock to Kerry Propper, a special advisor of ours. In connection with the determination by the representative of the underwriters to increase the size of the offering from 3,000,000 units to 4,000,000 units, effective February 6, 2006, our board of directors authorized a stock dividend of approximately 0.333333 shares of common stock for each outstanding share of common stock. This effectively lowered the purchase price paid by our existing stockholders to approximately $0.025 per share and maintained their ownership at 25% of the number of shares to be sold in the offering.

Simultaneously with the consummation of our initial public offering, we consummated the private sale of 116,667 Units to certain of our initial stockholders and affiliates. The units sold privately were identical to the units sold in the initial public offering except that the warrants underlying such units are exercisable on a cashless basis so long as such warrants are held by our initial stockholders or their affiliates.

Pursuant to an escrow agreement between us, our initial stockholders and Continental Stock Transfer & Trust Company, all of the initial shares held by our initial stockholders were placed in escrow, with Continental acting as escrow agent, pursuant to an escrow agreement, until the earliest of:

•	April 5, 2009;

•	our liquidation; or

•
the consummation of a liquidation, merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property subsequent to our consummating a business combination with a target business.

During the escrow period, these shares cannot be sold, but the stockholders will retain all other rights as stockholders, including, without limitation, the right to vote their shares of common stock and the right to receive cash dividends, if declared. If dividends are declared and payable in shares of common stock, such dividends will also be placed in escrow. If we are unable to effect a business combination and liquidate, none of such stockholders will receive any portion of the liquidation proceeds with respect to common stock owned by them prior to our initial public offering.

We also entered into a registration rights agreement with these stockholders pursuant to which the holders of the majority of the initial shares will be entitled to make up to two demands that we register these shares pursuant to an agreement to be signed prior to or on the date of this prospectus. The holders of the majority of these shares may elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of common stock are released from escrow. In addition, these stockholders have certain “piggy-back” registration rights on registration statements filed subsequent to the date on which these shares of common stock are released from escrow. We will bear the expenses incurred in connection with the filing of any such registration statements.

Each of our initial stockholders also entered into a letter agreement with us and EarlyBirdCapital pursuant to which, among other things:

•
each agreed to vote all of the initial shares owned by him in accordance with the majority of the shares sold in our initial public offering if we solicit approval of our stockholders for a business combination;

•
if we fail to consummate a business combination by October 13, 2007 (or by April 13, 2008 under certain limited circumstances), each agreed to take all reasonable actions within his power to cause us to liquidate as soon as reasonably practicable;

•	each waived any and all rights he may have to receive any distribution of cash, property or other assets as a result of such liquidation with respect to his initial shares;

•
each agreed to present to us for our consideration, prior to presentation to any other person or entity, any suitable opportunity to acquire an operating business, until the earlier of our consummation of a business combination, our liquidation or until such time as he ceases to be an officer or director of ours, subject to any pre-existing fiduciary obligations he might have;

•
each agreed that we could not consummate any business combination which involves a company which is affiliated with any of the initial stockholders unless we obtain an opinion from an independent investment banking firm reasonably acceptable to EarlyBirdCapital that the business combination is fair to our stockholders from a financial perspective;

•	each agreed that he and his affiliates will not be entitled to receive and will not accept any compensation for services rendered to us prior to the consummation of our business combination; and

•	each agreed that he and his affiliates will not be entitled to receive or accept a finder’s fee or any other compensation in the event he or his affiliates originate a business combination.

Katalyst LLC, an affiliate of our executive officers, has agreed that, through the acquisition of a target business, it will make available to us a small amount of office space and certain office and secretarial services, as we may require from time to time. We have agreed to pay Katalyst LLC $3,750 per month for these services.

Our initial stockholders advanced an aggregate of $75,000 to us to cover expenses related to our initial public offering. The loans were payable without interest on the earlier of July 1, 2006 or the consummation of our initial public offering. These loans were repaid in April 2006.

We will reimburse our officers and directors for any reasonable out-of-pocket business expenses incurred by them in connection with certain activities on our behalf such as identifying and investigating possible target businesses and business combinations.

Other than reimbursable out-of-pocket expenses payable to our officers and directors, no compensation or fees of any kind, including finders and consulting fees, will be paid to any of our Founders or to any of their respective affiliates prior to, or for any services they render in order to effectuate, the consummation of a business combination.

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates, will be on terms believed by us to be no less favorable than are available from unaffiliated third parties and will require prior approval in each instance by a majority of the members of our board who do not have an interest in the transaction.

ITEM 13. EXHIBITS

(a) The following Exhibits are filed as part of this report.

 Exhibit No.   Description

3.1	Certificate of Incorporation. (1)

3.2	By-laws. (1)

4.1	Specimen Unit Certificate. (1)

4.2	Specimen Common Stock Certificate. (1)

4.3	Specimen Warrant Certificate. (1)

4.4	Form of Unit Purchase Option to be granted to Representative. (1)

4.5	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant. (1)

10.1	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Jonathan Kalman. (1)

10.2	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and C. Richard Corl. (1)

10.3	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and James S. Cassano.(1)

10.4	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and John J. Hoey. (1)

10.5	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and William J. Westervelt, Jr. (1)

10.6	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and David W. Tralka.(1)

10.7	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Robert Moreyra.(1)

10.8	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Peter Collins.(1)

10.9	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Sapphire Canyon Investments LLC.(1)

10.10	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Corl LLC.(1)

10.11	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and JSC Group Holdings LLC.(1)

10.12	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and FA Holdings, LLC.(1)

10.13	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant. (1)

10.14	Form of Stock Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Initial Stockholders.(1)

10.15
Form of Promissory Note, dated June 29, 2005, issued to each of Jonathan Kalman, James S. Cassano, C. Richard Corl, John J. Hoey, Robert Moreyra, David W. Tralka, Peter Collins and FA Holdings, LLC.(1)

10.16	Form of Registration Rights Agreement among the Registrant and the Initial Stockholders.(1)

10.17	Form of Warrant Purchase Agreements among EarlyBirdCapital, Inc. and each of Kerry Propper and YMBB, LLC.(1)

10.18	Form of Letter Agreement between Katalyst LLC and Registrant regarding administrative support.(1)

10.19	Letter Agreement, dated September 28, 2005, among the Registrant and the Initial Stockholders.(1)

10.20	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and YMBB, LLC.(1)

10.21	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Kerry Propper.(1)

10.22
Form of Subscription Agreements among the Registrant and each of Jonathan Kalman IRA, C. Richard Corl IRA, JSC Group Holdings LLC, FA Holdings, LLC, John J. Hoey, David W. Tralka and Moreco Partners LLC.(1)

10.23
Letter Agreement, dated March 3, 2006, among the Registrant and Jonathan Kalman, C. Richard Corl, James S. Cassano, John J. Hoey, Sapphire Canyon Investments LLC, Corl LLC, JSC Group Holdings LLC, FA Holdings LLC, David W. Tralka, YMBB, LLC, Robert Moreyra, Peter Collins, Moreco Partners, LLC, Kerry Propper, Jonathan Kalman IRA and C. Richard Corl IRA.(1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)  Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-127135)

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The firm of BDO Seidman, LLP acts as our principal accountant. The following is a summary of fees paid to our principal accountant for services rendered.

Audit Fees

During the period from June 2, 2005 (inception) to March 31, 2006, we paid fees of $6,000 to our principal accountant and during April 2006 we paid our principal accountant $31,435 for the services they performed in connection with our initial public offering, including the financial statements included in the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 14, 2006.

Audit-Related Fees

During fiscal 2006, our principal accountant did not render assurance and related services reasonably related to the performance of the audit or review of financial statements.

Tax Fees

During fiscal 2006, our principal accountant did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees

During fiscal 2006, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

Audit Committee Approval

We currently do not have an audit committee. However, our board of directors has pre-approved the services described above.

Jaguar Acquisition Corporation
(a corporation in the development stage)

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Jaguar Acquisition Corporation

We have audited the accompanying balance sheet of Jaguar Acquisition Corporation (a corporation in the development stage) as of March 31, 2006, and the related statements of operations, stockholders’ equity and cash flows for the period from June 2, 2005 (inception) to March 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jaguar Acquisition Corporation as of as of March 31, 2006, and the related statements of operations, stockholders’ equity and cash flows for the period from June 2, 2005 (inception) to March 31, 2006 in conformity with accounting principles generally accepted in the United States.

As more fully discussed in Note 6, the Company consummated its initial public offering during April 2006.

/s/ BDO Seidman, LLP

BDO Seidman, LLP
New York, New York
April 13, 2006 (except as to Note 6 which is as of April 18, 2006)

Jaguar Acquisition Corporation
(a corporation in the development stage)

Balance Sheets

March 31,
2006

Assets
Current assets:
Cash	$470
Total current assets	470
Deferred offering costs	110,330
Total assets	$110,800

Liabilities and Stockholders’ Equity
Current liabilities:
Accrued offering costs	12,000
Note payable, stockholders	75,000
Total current liabilities	87,000

Commitments

Stockholders’ equity
Preferred stock, $.0001 par value, Authorized
1,000,000 shares; none issued	---
Common stock, $.0001 par value
Authorized 20,000,000 shares
Issued and outstanding 1,000,000 shares	100
Additional paid-in capital	24,900
Deficit accumulated during development stage	(1,200)

Total stockholders’ equity	23,800
Total liabilities and stockholders’ equity	$110,800
See summary of significant accounting policies and accompanying notes to financial statements.

Jaguar Acquisition Corporation
(a corporation in the development stage)

Statement of Operations

Period from
June 2, 2005
(inception) to
March 31, 2006

General, administrative
and formation expenses	$(1,200)

Net loss for the period	$(1,200)

Weighted average number of
shares outstanding	1,000,000

Net loss per share - basic and diluted	$(.00)

See summary of significant accounting policies and accompanying notes to financial statements.

Jaguar Acquisition Corporation
(a corporation in the development stage)
Statement of Stockholders’ Equity

				Additional	Deficit accumulated
	Common Stock			Paid-In	during the
	Shares	Amount		Capital	development stage	Total

Balance, June 2, 2005 (inception)	---	$	---	$ ---	$ ---	$	---

Common shares issued to initial stockholders	1,000,000		100	24,900	---		25,000

Net loss for the period	----		---	----	(1,200)		(1,200)

Balance, March 31, 2006	1,000,000		100	24,900	(1,200)		23,800

See summary of significant accounting policies and accompanying notes to financial statements.

Jaguar Acquisition Corporation
(a corporation in the development stage)
Statement of Cash Flows

Period from
June 2, 2005
(inception) to
March 31, 2006

Cash Flows from Operating Activities
Net loss; net cash used in operating activities	$(1,200)

Cash Flows from Financing Activities
Proceeds from notes payable, stockholders	75,000
Proceeds from issuance of shares of common stock to initial stockholders	25,000
Payment of costs of initial public offering	(98,330)

Net cash provided by financing activities	1,670

Net increase in cash	470
Cash at beginning of the period	---
Cash at end of the period	$470

Supplemental disclosure of non-cash financing activities:

Accrued offering costs	12,000

See summary of significant accounting policies and accompanying notes to financial statements

Jaguar Acquisition Corporation
(a corporation in the development stage)

Summary of Significant Accounting Policies

Income taxes
The Company follows Statement of Financial Accounting Standards No. 109 (“SFAS No. 109”), “Accounting for Income Taxes” which is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. The Company has a net operating loss carryforward of approximately $1,200 available to reduce any future income taxes. The tax benefit of this loss, approximately $480, has been fully offset by a valuation allowance due to the uncertainty of its realization.

Use of estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents	The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.
Loss per common share	Loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period.
Recently issued accounting standards	Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.
Deferred offering costs	Deferred offering costs consist principally of legal, audit and underwriting fees incurred through the balance sheet date that were charged to capital upon receipt of the proceeds from the offering during April 2006.

Jaguar Acquisition Corporation
(a corporation in the development stage)

Notes to Financial Statements

1.	Organization and Business Operations
Jaguar Acquisition Corporation (the “Company”) was incorporated in Delaware on June 2, 2005 as a blank check company whose objective is to acquire an operating business.

All activity from June 2, 2005 (inception) through March 31, 2006 (its fiscal year end) relates to the Company’s formation and initial public offering described below.

As described in Note 6, the registration statement for the Company’s initial public offering (“Offering”) was declared effective April 5, 2006. The Company consummated the offering on April 13, 2006. The Company’s management has broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all of the net proceeds of this Offering are intended to be generally applied toward consummating a business combination with an operating business (“Business Combination”). Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination.

All of the Company’s stockholders prior to the Offering, including all of the officers and directors of the Company (“Initial Stockholders”), have agreed to vote their 1,000,000 founding shares of common stock in accordance with the vote of the majority in interest of all other stockholders of the Company (“Public Stockholders”) with respect to any Business Combination. After consummation of a Business Combination, these voting safeguards will no longer be applicable.

The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. In the event that stockholders owning 20% or more of the shares sold in the Offering vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated.

Jaguar Acquisition Corporation
(a corporation in the development stage)

Notes to Financial Statements

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his shares. The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Proposed Offering. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by Initial Stockholders.

The Company’s Certificate of Incorporation provides for mandatory liquidation of the Company in the event that the Company does not consummate a Business Combination within 18 months from the date of the consummation of the Offering, or 24 months from the consummation of the Offering if certain extension criteria have been satisfied. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per share in the Offering due to costs related to the Offering and since no value would be attributed to the Warrants contained in the Units sold (Note 6).

2.	Commitments
The Company presently occupies office space provided by an affiliate of the Company’s executive officers. Such affiliate has agreed that, until the acquisition of a target business by the Company, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate $3,750 per month for such services commencing after the Offering.

The Initial Stockholders will be entitled to registration rights with respect to their founding shares pursuant to an agreement dated April 5, 2006. The holders of the majority of these shares are entitled to make up to two demands that the Company register these shares at any time commencing three months prior to the third anniversary of the effective date of the Offering. In addition, the Initial Stockholders have certain "piggy-back" registration rights on registration statements filed subsequent to the third anniversary of the effective date of the Offering.

3.	Preferred Stock	The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

4.	Common Stock
Effective February 6, 2006, the Company’s Board of Directors authorized a stock dividend of approximately 0.333333 shares of common stock for each outstanding share of common stock. All references in the accompanying financial statements to the number of shares of stock have been retroactively restated to reflect this transaction.

5.	Notes Payable, Stockholders
In June 2005, the Company issued an aggregate of $75,000 unsecured promissory notes to its Initial Stockholders. The notes are non interest-bearing and were paid following the consummation of the Offering from the net proceeds of such Offering.

Jaguar Acquisition Corporation
(a corporation in the development stage)

Notes to Financial Statements

6.	Subsequent Event; Initial Public Offering
The registration statement for the Company’s initial public offering (“Offering”) was declared effective April 5, 2006. The Company consummated the offering on April 13, 2006 and received net proceeds of approximately $21,600,000 from the sale of 4,000,000 units and $700,000 from the sale of Insider Units (Note 7). On April 18, 2006 the Company consummated the closing of an additional 600,000 units subject to the over-allotment option and received net proceeds of approximately $3,300,000.  The Company’s management has broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all of the net proceeds of this Offering are intended to be generally applied toward consummating a business combination with an operating business (“Business Combination”). Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. An amount of $25,098,002 (including $700,002 of proceeds from the Insider Units discussed in Note 7) was placed in an interest-bearing trust account (“Trust Account”) until the earlier of (i) the consummation of a Business Combination or (ii) liquidation of the Company. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

The Company sold an aggrgate of 4,600,000 units (“Units”) in the Offering. Each Unit consists of one share of the Company’s common stock, $.0001 par value, and two Redeemable Common Stock Purchase Warrants (“Warrants”). Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00 commencing the later of the completion of a Business Combination or one year from the effective date of the Offering and expiring four years from the effective date of the Offering. The Warrants will be redeemable, upon prior written consent of EarlyBirdCapital, Inc. (“Representative”), at a price of $.01 per Warrant upon 30 days’ notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given. The Company paid the underwriters in the Offering an underwriting discount of 7% of the gross proceeds of the Offering and a non-accountable expense allowance of 1% of the gross proceeds of the Offering.

In connection with the Offering, the Company also issued an option, for $100, to the Representative to purchase 350,000 Units at an exercise price of $9.10 per Unit. At March 31, 2006, the Company estimated that the fair value of this unit purchase option was approximately $766,500 ($2.19 per Unit) using a Black-Scholes option-pricing model. The fair value of the unit purchase option granted to the Representative was estimated using the following assumptions: (1) expected volatility of 48.97%, (2) risk-free interest rate of 4.82% and (3) expected life of 5 years. The Company will account for the fair value of the unit purchase option as an expense of the public offering resulting in a charge directly to stockholders' equity. The unit purchase option may be exercised for cash or on a "cashless" basis, at the holder's option, such that the holder may use the appreciated value of the unit purchase option (the difference between the exercise prices of the unit purchase option and the underlying Warrants and the market price of the Units and underlying securities) to exercise the unit purchase option without the payment of any cash. In addition, the warrants underlying such Units are exercisable at $5.00 per share.

Jaguar Acquisition Corporation
(a corporation in the development stage)

Notes to Financial Statements

7.	Insider Units
Simultaneously with the consummation of the Offering on April 13, 2006, certain of the Initial Stockholders and their affiliates purchased an aggregate of 116,667 Units (“Insider Units”) at $6.00 per unit (for an aggregate purchase price of $700,002) privately from the Company. All of the proceeds received from these purchases were placed in the Trust Account. The Insider Units are identical to the Units offered in the Offering except that the Warrants underlying such Units may be exercisable on a cashless basis so long as such Warrants are held by the Initial Stockholders or their affiliates. Additionally, the purchasers have waived their right to receive distributions upon the Company’s liquidation prior to a Business Combination with respect to the securities underlying these Insider Units. The purchasers have further agreed that the Insider Units and underlying securities will not be sold or transferred by them until after the Company has completed a Business Combination.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 12th day of July, 2006.

JAGUAR ACQUISITION CORPORATION

By: /s/ Jonathan Kalman
Jonathan Kalman
Chairman and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Jonathan Kalman	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	July 12, 2006
Jonathan Kalman
/s/ James S. Cassano	Executive Vice President, Chief Financial Officer, Secretary and Director (Principal Accounting and Financial Officer)	July 12, 2006
James S. Cassano
/s/ C. Richard Corl	Executive Vice President and Director	July 12, 2006
C. Richard Corl
/s/ John J. Hoey	Director	July 12, 2006
John J. Hoey