Form 10QSB
period 2006-06-30
Jaguar Acquisition Corp.
filed 2006-08-14
CIK 1331474

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒  Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

 For the quarterly period ended June 30, 2006

☐  Transition report under Section 13 or 15(d) of the Exchange Act

             For the transition period from _____________ to _____________

Commission File Number 000-51546

Jaguar Acquisition Corporation
(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware	20-2942206
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1200 River Road, Suite 1302, Conshohocken, Pennsylvania 19428
(Address of Principal Executive Office)

(610) 585-0285
(Issuer’s Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of August 14, 2006, 5,716,667 shares of common stock, par value $.0001 per share, were issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

Jaguar Acquisition Corporation
(A corporation in the development stage)
Balance Sheets

	June 30, 2006	March 31, 2006
	(unaudited)

Assets
Current assets:
Cash and cash equivalents	$417,851	$470
Cash and cash equivalents held in trust Fund (Note 2)	25,188,843	—
Accrued interest receivable in Trust Fund (Note 2)	109,999	—
Prepaid expense	113,451	—
Total current assets	25,830,144	470
Deferred offering costs	—	110,330
Total assets	$25,830,144	$110,800

Liabilities and Stockholders’ Equity
Current liabilities:
Accrued offering costs	5,973	12,000
Accrued expenses	13,600	—
Income tax payable (Note 9)	12,000	—
Note payable, stockholders (Note 7)	—	75,000
Total current liabilities	31,573	87,000

Common Stock, subject to possible conversion, 919,540 shares at conversion value (Note 2)	5,057,239	—

Commitment (Note 4)

Stockholders’ equity (Notes 5, 6 and 8)
Preferred stock, $.0001 par value, Authorized 1,000,000 shares; none issued	—	—
Common stock, $.0001 par value Authorized 20,000,000 shares Issued and outstanding 5,716,667 shares (which includes 919,540 subject to possible conversion) and 1,000,000, respectively	572	100
Additional paid-in capital	20,592,714	24,900
Retained earnings (deficit) accumulated during development stage:	148,046	(1,200)

Total stockholders’ equity	20,741,332	23,800

Total liabilities and stockholders’ equity	$25,830,144	$110,800

See summary of significant accounting policies and accompanying notes to financial statements.

Jaguar Acquisition Corporation
(A corporation in the development stage)
Statements of Operations

	Three months ended June 30, 2006	Period from June 2, 2005 (inception) to June 30, 2005	Period from June 2, 2005 (inception) to June 30, 2006
	(unaudited)		(unaudited)
Income:
Interest income	$200,840	$—	$200,840

Expenses:
General and administrative and formation expenses (Note 4)	39,594	1,200	$40,794

Net income (loss) before incomes taxes	161,246	(1,200)	160,046

Provision for income taxes (Note 9)	12,000	—	12,000

Net income (loss) for the period	$149,246	$(1,200)	$148,046

Accretion of Trust Account relating to common stock subject to possible conversion	(45,746)	—	(45,746)

Net Income (loss) attributable to other common shareholders	$103,500	$(1,200)	$102,300

Weighted average number of shares outstanding	5,061,722	1,000,000

Net income (loss) per share - basic and diluted	$$0.03	$(0.00)

See summary of significant accounting policies and accompanying notes to financial statements.

Jaguar Acquisition Corporation
(A corporation in the development stage)
Statements of Stokholders' Equity

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings/ (deficit)	Total Stockholders’Equity
Balance, June 2, 2005 (inception)	—	$—	$—	$—	$—

Common shares issued to initial stockholders	1,000,000	100	24,900	—	25,000

Net loss for the period		—	—	(1,200)	(1,200)
Balance, March 31, 2006	1,000,000	$100	$24,900	$(1,200)	$(23,800)

Sale of 4,000,000 units, net of underwriters’ discount and offering expenses (includes799,600 shares subject to possible conversion)	4,000,000	400	21,626,463	—	21,625,663

Proceeds subject to possible conversion of 799,600 shares	—	—	(4,357,820)	—	(4,357,820)

Proceeds from issuance of underwriter purchase option	—	—	100	—	100

Proceeds from issuance of insider units	116,667	12	669,990	—	700,002

Sale of 600,000 units in overallotment (includes 119,940 shares subject to possible conversion), net of underwriters’ discount	600,000	60	3,311,940	—	3,312,000

Proceeds subject to possible conversion of 119,940 shares (unaudited)	—	—	(653,673)	—	(653,673)

Accretion of trust fund relating to common stock subject to possible conversion (unaudited)	—	—	(45,746)	—	(45,746)

Additional offering expenses (unaudited)	—	—	(13,440)	—	(13,440)

Net income for the period (unaudited)	—	—	—	149,246	149,246

Balance, June 30, 2006 (unaudited)	5,716,667	$572	$20,562,714	$148,046	$20,741,332

See summary of significant accounting policies and accompanying notes to financial statements.

Jaguar Acquisition Corporation
(A corporation in the development stage)
Statements of Cash Flows

	Three months ended June 30, 2006 (unaudited)	Period from June 2, 2005 (inception) to June 30, 2005	Period from June 2, 2005 (inception) to June 30, 2006 (unaudited)
Cash Flows from Operating Activites:
Net income for the period	$149,246	$(1,200)	$148,046
Adjustments to reconcile net income for the period to net cash used in operating activities:
Increase in prepaid expenses	(113,451)	-	(113,451)
Increase in accrued expenses	13,600	-	13,600
Increase in income tax payable	12,000	-	12,000
Increase in interest receivable	(109,999)	-	(109,999)
Net cash used in operating activities	(48,604)	(1,200)	(49,804)

Cash Flows from Investing Activities:
Cash and cash equivalents held in Trust Account	(25,188,843)	-	(25,188,843)
Net cash used in investing activities	(25,188,843)	-	(25,188,843)

Cash Flows from Financing Activities
Proceeds from initial public offering, net	25,729,828	-	25,631,498
Proceeds of notes payable, shareholders	-	75,000	75,000
Payment of notes payable, shareholders	(75,000)	-	(75,000)
Proceeds of issuance of shares of common stock to initial shareholders	-	25,000	25,000
Payment of deferred offering costs	-	(23,800)	-
Net cash provided by financing activities	25,654,828	76,200	25,656,498

Net increase in cash and cash equivalents	$417,381	$75,000	$417,851
Cash and cash equivalents at beginning of period	470	-	-
Cash and cash equivalents at end of period	$417,851	-	$417,851

Supplemental disclosure of non-cash financing activities
Accrued offering costs	$5,973	-	$5,973
Accretion of trust fund relating to common stock subject to possible conversion	$45,746	-	$45,746
Fair value of underwriter purchase option	$759,500	-	$759,500

See summary of significant accounting policies and accompanying notes to financial statements.

Jaguar Acquisition Corporation
(A corporation in the development stage)

Summary of Significant Accounting Policies

Cash and Cash Equivalents	The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Securities Held in Trust Fund	The Company carries its investment in U.S. government securities at cost, which approximates fair value.

Income Taxes
The Company follows Statement of Financial Accounting Standards No. 109 (“SFAS No. 109”), “Accounting for Income Taxes” which is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns.

Net Income (loss) Per Share	Basic net income (loss) per share is calculated by dividing net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding during the period. No effect has been given to potential issuances of common stock from warrants or the underwriter option in the diluted computation, as the effect would be anti-dilutive.

Deferred Offering Costs	Deferred offering costs consist principally of legal, audit and underwriting fees incurred through the balance sheet date that were charged to capital upon receipt of the proceeds from the offering during April 2006

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

Recently Issued Accounting Standards	The Company does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

Jaguar Acquisition Corporation
(a corporation in the development stage)
Notes to Unaudited Financial Statements

1.	Basis of Presentation
The accompanying financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10QSB. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements that were included in the Company’s Form 10-KSB for the period ended March 31, 2006.

In the opinion of the Company, all adjustments (consisting primarily of normal accruals) have been made that are necessary to present fairly the financial position of the Company. Operating results for the interim period presented are not necessarily indicative of the results to be expected for a full year.

2.	Organization and Business Operations
Jaguar Acquisition Corporation (the “Company”) was incorporated in Delaware on June 2, 2005 as a blank check company whose objective is to acquire an operating business. The Company’s initial stockholders purchased 1,200,000 shares of common stock, $.0001 par value, for $25,000 in July 2005.

The registration statement for the Company’s initial public offering (“Offering”) was declared effective April 5, 2006. The Company consummated the offering on April 13, 2006 and received net proceeds of approximately $21,600,000 from the sale of 4,000,000 units. The Company incurred approximately $110,330 in deferred offering costs as of March 31, 2006 which were charged to Additional Paid-In Capital at the time of the initial public offering. On April 18, 2006 the underwriters exercised their over-allotment option and the Company received net proceeds of approximately $3,300,000. The Company’s management has broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all of the net proceeds of this Offering are intended to be generally applied toward consummating a business combination with an operating business (“Business Combination”). Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. An amount of $25,098,002 (including $700,002 of proceeds from the Insider Units discussed in Note 8) was placed in an interest-bearing trust account. As at June 30, 2006 an amount of $25,298,842 (which includes accrued interest of $109,999) is being held in an interest-bearing trust account (“Trust Account”) until the earlier of (i) the consummation of a Business Combination or (ii) liquidation of the Company. Under the agreement governing the Trust Account, funds will only be invested in United States government securities (Treasury Bills) with a maturity of 180 days or less. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

Jaguar Acquisition Corporation
(a corporation in the development stage)
Notes to Unaudited Financial Statements

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

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his shares. The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by Initial Stockholders. In this respect, $5,057,239 (which includes $45,746 accretion of Trust Fund) has been classified as common stock subject to possible conversion at June 30, 2006.

The Company’s Certificate of Incorporation provides for mandatory liquidation of the Company in the event that the Company does not consummate a Business Combination within 18 months from the date of the consummation of the Offering (such date would be October 13, 2007), or 24 months from the consummation of the Offering if certain extension criteria have been satisfied. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per share in the Offering due to costs related to the Offering (assuming no value is attributed to the Warrants contained in the Units sold in the Offering (See Note 3)).

Jaguar Acquisition Corporation
(a corporation in the development stage)
Notes to Unaudited Financial Statements

3.	Offering
The Company sold 4,600,000 units (“Units”) in the Offering, which includes the 600,000 Units subject to the underwriters’ over-allotment. Each Unit consists of one share of the Company’s common stock, $.0001 par value, and two Redeemable Common Stock Purchase Warrants (“Warrants”). Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00 commencing the later of the completion of a Business Combination or one year from the effective date of the Offering and expiring four years from the effective date of the Offering. The Warrants will be redeemable, upon prior written consent of EarlyBirdCapital, Inc., the representative of the underwriters in the Offering (“Representative”) at a price of $.01 per Warrant upon 30 days’ notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given. In connection with this Offering, the Company issued an option, for $100, to the Representative to purchase 350,000 Units at an exercise price of $9.10 per Unit. In addition, the warrants underlying such Units are exercisable at $5.00 per share.

4.	Commitment
The Company presently occupies office space provided by an affiliate of an Initial Stockholder. Such affiliate has agreed that, until the acquisition of a target business by the Company, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate $3,750 per month for such services commencing on April 5, 2006, the effective date of the Offering. Amounts of $7,500 for the three-month period ended June 30, 2006 and $7,500 for the period from June 2, 2005 (inception) to June 30, 2006 are included in general and administrative expenses for such services.

Jaguar Acquisition Corporation
(a corporation in the development stage)
Notes to Unaudited Financial Statements

5.	Preferred Stock	The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

6.	Common Stock
On February 6, 2006, the Company's Board of Directors authorized a stock dividend of 0.333333 shares of common stock for each outstanding share of common stock. All references in the accompanying financial statements to the number of shares of common stock have been retroactively restated to reflect these transactions.

At June 30, 2006, 11,433,334 shares of common stock were reserved for issuance upon exercise of redeemable warrants and the representative’s unit purchase option.

7.	Notes Payable, Stockholders
In June 2005, the Company issued an aggregate of $75,000 unsecured promissory notes to its Initial Stockholders. The notes are non-interest-bearing and were paid following the consummation o the Offering from the net proceeds of the Offering.

8.	Insider Units
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

9.	Provision for Income Taxes	Provision for current income taxes consists of:
Federal	State	Total Current
$2,000	$10,000	$12,000

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the Company’s Consolidated Financial Statements and footnotes thereto contained in this report.

Forward Looking Statements

The statements discussed in this Report include forward looking statements that involve risks and uncertainties detailed from time to time in the Company’s reports filed with the Securities and Exchange Commission.

Plan of Operations

We were formed on June 2, 2005, to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business. Until consummation of our initial public offering in April 2006, all of our activity related to our formation and initial public offering. Since then, we have been searching for prospective target businesses to acquire. We intend to utilize cash derived from the proceeds of our recently completed public offering, our capital stock, debt or a combination of cash, capital stock and debt, in effecting a business combination.

Net income for the three months ended June 30, 2006 of $147,846 consisted of $200,840 of interest income reduced by $7,500 for a monthly administrative services agreement, $18,299 for insurance, $9,000 for professional fees, $18,000 for income taxes and $195 for other expenses.

For the period from June 2, 2005 (inception) to June 30, 2005, the Company had a net loss of $1,200 due to initial organizational costs.

Net income for the period ended June 2, 2005 (inception) to June 30, 2006 of $146,646 consisted of $200,840 of interest income reduced by $7,500 for a monthly administrative services agreement, $18,299 for insurance, $9,000 for professional fees, $18,000 for income taxes and $1,395 for other expenses.

We consummated our initial public offering on April 13, 2006. On April 18, 2006, we consummated the closing of an additional 600,000 units that were subject to the underwriters’ over-allotment option. Gross proceeds from our initial public offering were $28,300,002 (including units sold privately). We paid a total of $1,932,000 in underwriting discounts and commissions, and approximately $730,000 was paid for costs and expenses related to the offering. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $712,293, of which $24,398,000 was deposited into the trust account (or $5.30 per share sold in the offering). In addition, all of the proceeds from the private sale of the units were deposited into the trust fund, for a total of $25,098,002 held in trust. The remaining proceeds are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. We will use substantially all of the net proceeds of this offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other net proceeds not expended will be used to finance the operations of the target business. We believe we will have sufficient available funds outside of the trust fund to operate through April 13, 2008, assuming that a business combination is not consummated during that time. We do not believe we will need to raise additional funds following this offering in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a financing simultaneously with the consummation of a business combination.

Commencing on April 5, 2006 and ending upon the acquisition of a target business, we began incurring a fee from Katalyst, LLC., an affiliate of our executive officers of $3,750 per month for providing us with office space and certain general and administrative services. In additional, in June 2005, our stockholders, prior to our initial public offering, advanced $75,000 to us for payment on our behalf of offering expenses. This amount was repaid following our initial public offering from the net proceeds of the offering.

ITEM 3. CONTROLS AND PROCEDURES.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer and treasurer, as appropriate to allow timely decisions regarding disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2006. Based on their evaluation, they concluded that our disclosure controls and procedures were effective.

Our internal control over financial reporting is a process designed by, or under the supervision of, our chief executive officer and chief financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of our board of directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition , use or disposition of our assets that could have a material effect on our financial statements.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 13, 2006, we consummated our initial public offering of 4,000,000 Units, with each unit consisting of one share of our common stock and two warrants, each to purchase one share of our common stock at an exercise price of $5.00 per share. Simultaneously with the consummation of our initial public offerings, we consummated the private sale of 116,667 Units to certain of our initial stockholders and affiliates. On April 18, 2006, we closed on an additional 600,000 units that were subject to the underwriters’ over-allotment option. The units, including those sold privately, were sold at an offering price of $6.00 per unit, generating total gross proceeds of $28,300,002. EarlyBirdCapital, Inc. acted as lead underwriter. The securities sold in the offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No. 333-127135). The Securities and Exchange Commission declared the registration statement effective on April 5, 2005.

We paid a total of $1,932,000 in underwriting discounts and commissions, and approximately $730,000 has been paid for costs and expenses related to the offering.

After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $25,000,000, of which $24,398,000 was deposited into a trust fund (or $5.30 per share sold in the offering) and the remaining proceeds are available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. In addition, all of the proceeds from the private sale of the units were deposited into the Trust Fund, for a total of $25,098,002.

ITEM 6: EXHIBITS

(a) Exhibits:

31.1 - Section 302 Certification by CEO

31.2 - Section 302 Certification by CFO

32.1 - Section 906 Certification by CEO

32.2 - Section 906 Certification by CFO

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JAGUAR AQUISITION CORPORATION

Dated: August 14, 2006	/s/ Jonathan Kalman
Jonathan Kalman. Chief Executive Officer

/s/ James S. Cassano
James S. Cassano Chief Financial Officer