Form 10QSB
period 2006-09-30
Jaguar Acquisition Corp.
filed 2006-11-14
CIK 1331474

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

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
Yes ☒ No ☐

As of November 14, 2006, 5,716,667 shares of common stock, par value $.0001 per share, were issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

Jaguar Acquisition Corporation
(A corporation in the development stage)
Balance Sheets

	September 30, 2006	March 31, 2006
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$346,467	$470
Cash and cash equivalents held in Trust Fund (Note 2)	25,366,147	—
Accrued interest receivable in Trust Fund (Note 2)	171,361	—
Prepaid expense	91,053	—
Total current assets	25,975,528	470
Deferred offering costs		110,330
Total assets	$25,975,028	$110,800

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	3,750
Accrued offering costs	5,973	12,000
Accrued expenses		—
Income tax payable (Note 9)	23,000	—
Note payable, stockholders (Note 7)	—	75,000
Total current liabilities	32,723	87,000

Common Stock, subject to possible conversion, 919,540 shares at conversion value (Note 2)	5,099,349	—

Commitment (Note 4)

Stockholders’ equity (Notes 5, 6 and 8)
Preferred stock, $.0001 par value, Authorized
1,000,000 shares; none issued	—	—
Common stock, $.0001 par value
Authorized 20,000,000 shares
Issued and outstanding 5,716,667 shares (which
includes 919,540 subject to possible conversion) and
1,000,000, respectively	572	100
Additional paid-in capital	20,550,603	24,900
Retained earnings (deficit) accumulated during
development stage:	291,781	(1,200)

Total stockholders’ equity	20,842,956	23,800

Total liabilities and stockholders’ equity	$25,975,628	$110,800

See summary of significant accounting policies and accompanying notes to financial statement

Jaguar Acquisition Corporation
(A corporation in the development stage)
Statements of Operations

	Three months ended September 30, 2006	Six months ended September 30, 2006	Period from June 2, 2005 (inception to) September 30, 2005	Period from June 2, 2005 (inception to) September 30, 2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Income:
Interest income	$238,666	$439,506	$-	$439,506

Expenses:
General and administrative
and formation expenses (Note 4)	83,931	123,525	1,200	124,725

Net income (loss) before income taxes	154,735	315,981	(1,200)	314,781

Provision for income taxes (Note 9)	11,000	23,000	-	23,000

Net income (loss) for the period	$143,735	$292,981	$(1,200)	$291,781

Accretion of Trust Account relating to
common stock subject to possible conversion	(42,111)	(87,857)	-	(87,857)

Net income (loss) attributable to other common
shareholders	$101,624	$205,124	$(1,200)	$203,924

Weighted average number of shares outstanding	5,717,667	5,389,195	1,000,000

Net income (loss) per share - basic and diluted	$0.02	$0.05	$0.00

See summary of significant accounting policies and accompanying notes to financial statements

Jaguar Acquisition Corporation
(A corporation in the development stage)
Statement of Stockholders’ Equity

	Common Stock		Additional Paid-In	Retained Earnings/	Total Stockholders’
	Shares	Amount	Capital	(deficit)	Equity
Balance, June 2, 2005 (inception)	—	$—	$—	$—	$—

Common shares issued to initial stockholders	1,000,000	100	24,900	—	25,000

Net loss for the period		—	—	(1,200)	(1,200)
Balance, March 31, 2006	1,000,000	$100	$24,900	$(1,200)	$23,800

Sale of 4,000,000 units, net of underwriters’
discount and offering expenses (includes
799,600 shares subject to possible conversion)	4,000,000	400	21,626,463	—	21,626,663

Proceeds subject to possible conversion of 799,600 shares	—	—	(4,357,820)	—	(4,357,820)

Proceeds from issuance of underwriter purchase option	—	—	100	—	100

Proceeds from issuance of insider units	116,667	12	699,990	—	700,002

Sale of 600,000 units in overallotment (includes 119,940 shares
subject to possible conversion), net of underwriters’ discount	600,000	60	3,311,940	—	3,312,000

Proceeds subject to possible conversion of 119,940 shares (unaudited)	—	—	(653,673)	—	(653,673)

Accretion of trust fund relating to common
stock subject to possible conversion (unaudited)	—	—	(87,857)	—	(87,857)

Additional offering expenses (unaudited)	—	—	(13,440)	—	(13,440)

Net income for the period ending September 30, 2006(unaudited)	—	—	—	292,981	292,981
Balance, September 30, 2006 (unaudited)	5,716,667	$572	$20,550,603	$291,781	$20,842,956

See summary of significant accounting policies and accompanying notes to financial statements.

Jaguar Acquisition Corporation
(A corporation in the development stage)
Statements of Cash Flows
(Unaudited)

	Six months ended September 30, 2006	Period from June 2, 2005 to Sept 30, 2005	Period from June 2, 2005 to Sept 30, 2006
	(unaudited)	(unaudited)	(unaudited)
Cash Flows from Operating Activities
Net Income (loss) for the period	292,981	(1,200)	291,781

Adjustments to reconcile net income
Increase in prepaid expenses	(91,553)	-	(91,553)
Increase in accured expenses	5,973	-	5,973
Increase in accounts payable	(8,250)		3,750
Increase in income tax payable	23,000	-	23,000
Increase in interest receivable	(171,361)	-	(171,361)

Net cash provided by (used in) operating activities	50,790	(1,200)	61,590

Cash flows from Investing activities
Cash and cash equivalents held in trust account	(25,366,147)	-	(25,366,147)
Net cash used in investing activities	(25,366,147)	-	(25,366,147)

Cash Flow from Financing Activities
Proceeds from intial public offering, net	25,736,353	-	25,626,023
Proceeds from notes payable, shareholders	-	75,000	75,000
Payment of notes payable, shareholders	(75,000)	-	(75,000)
Proceeds of issance of shares of common stock to intial shareholders	-	25,000	25,000
Payment of deferred offering costs		(87,848)
Net cash provided by financing activities	25,661,353	12,152	25,651,023

Net increase in cash and cash equivalents	345,997	10,952	346,467
Cash and cash equivalents at beginning of period	470	-	-
Cash and cash equivalents at end of period	346,467	10,952	346,467

Supplemental disclosure of non-cash financing activities
Accrued offering costs	5,973	-	5,973
Accretion of trust fund relating to common stock subject to possible conversion	87,857	-	87,857

Fair value of underwriter purchase option	759,500	-	759,500

Jaguar Acquisition Corporation
(A corporation in the development stage)

Summary of Significant Accounting Policies

Cash and Cash Equivalents	The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Securities Held in Trust Fund	The Company carries its investment in U.S. government securities at cost, which approximates fair value.

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

In the Company’s opinion, all adjustments (consisting primarily of normal accruals) have been made that are necessary to present fairly the financial position of the Company. Operating results for the interim period presented are not necessarily indicative of the results to be expected for a full year.

2.	Organization and Business Operations
Jaguar Acquisition Corporation (the “Company”) was incorporated in Delaware on June 2, 2005 as a blank check company whose objective is to acquire an operating business. The Company’s initial stockholders purchased 1,200,000 shares of common stock, $.0001 par value, for $25,000 in July 2005.

The registration statement for the Company’s initial public offering (“Offering”) was declared effective April 5, 2006. The Company consummated the offering on April 13, 2006 and received net proceeds of approximately $21,600,000 from the sale of 4,000,000 units. The Company incurred approximately $110,330 in deferred offering costs as of March 31, 2006 which were charged to Additional Paid-In Capital at the time of the initial public offering. On April 18, 2006 the underwriters exercised their over-allotment option and the Company received net proceeds of approximately $3,300,000. The Company’s management has broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all of the net proceeds of this Offering are intended to be generally applied toward consummating a business combination with an operating business (“Business Combination”). Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. An amount of $25,098,002 (including $700,002 of proceeds from the Insider Units discussed in Note 8) was placed in an interest-bearing trust account. As at September 30, 2006 an amount of $25,537,507 (which includes accrued interest of $171,361) is being held in an interest-bearing trust account (“Trust Account”) until the earlier of (i) the consummation of a Business Combination or (ii) liquidation of the Company. Under the agreement governing the Trust Account, funds will only be invested in United States government securities (Treasury Bills) with a maturity of 180 days or less. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

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

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his shares. The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by Initial Stockholders. In this respect, $5,099,349 (which includes $87,857 accretion of Trust Fund) has been classified as common stock subject to possible conversion at September 30, 2006.

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
The Company sold 4,600,000 units (“Units”) in the Offering, which includes the 600,000 Units subject to the underwriters’ over-allotment. Each Unit consists of one share of the Company’s common stock, $.0001 par value, and two Redeemable Common Stock Purchase Warrants (“Warrants”). Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00 commencing the later of the completion of a Business Combination or one year from the effective date of the Offering and expiring four years from the effective date of the Offering. The Warrants will be redeemable, upon prior written consent of EarlyBirdCapital, Inc., the representative of the underwriters in the Offering (“Representative”), at a price of $.01 per Warrant upon 30 days’ notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given. In connection with this Offering, the Company issued an option, for $100, to the Representative to purchase 350,000 Units at an exercise price of $9.10 per Unit. At April 5, 2006, the Company estimated that the fair value of this unit purchase option was approximately $759,500 ($2.17 per Unit) using a Black-Scholes option-pricing model. The fair value of the unit purchase option was estimated using the following assumptions: (1) expected volatility of 48.79%, (2) risk-free interest rate of 4.79% and (3) expected life of 5 years. The Company accounted for the fair value of the unit purchase option as an expense of the Offering resulting in a charge directly to stockholders' equity. The unit purchase option may be exercised for cash or on a "cashless" basis, at the holder's option, such that the holder may use the appreciated value of the unit purchase option (the difference between the exercise prices of the unit purchase option and the underlying Warrants and the market price of the Units and underlying securities) to exercise the unit purchase option without the payment of any cash. In addition, the Warrants underlying such Units are exercisable at $5.00 per share.

4.	Commitment
The Company presently occupies office space provided by an affiliate of an Initial Stockholder. Such affiliate has agreed that, until the acquisition of a target business by the Company, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate $3,750 per month for such services commencing on April 5, 2006, the effective date of the Offering. Amounts of $15,000 for the three-month period ended September 30, 2006 and $22,500 for the period from June 2, 2005 (inception) to September 30, 2006 are included in general and administrative expenses for such services.

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

At September 30, 2006, 10,483,334 shares of common stock were reserved for issuance upon exercise of redeemable warrants and the representative’s unit purchase option.

7.	Notes Payable Stockholders
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

9.	Provision for Income Taxes	Provision for current income taxes consists of:

Federal	State	Total Current
$2,000	$21,000	$23,000

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the Company’s Consolidated Financial Statements and footnotes thereto contained in this report.

Overview

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

Results of Operations

Net income for the three months ended September 30, 2006 of $143,735 consisted of $238,666 of interest income reduced by $15,000 for a monthly administrative services agreement, $21,899 for insurance, $21,204 for professional fees, $11,000 for income taxes and $25,828 for other expenses.

For the three months ended September 30, 2005, the Company had a net loss of $1,200 due to initial organizational costs.

Net income for the six months ended September 30, 2006 of $292,981 consisted of $439,508 of interest income reduced by $22,500 for a monthly administrative services agreement, $40,198 for insurance, $34,604 for professional fees, $23,000 for income taxes and $26,223 for other expenses.

Net income for the period ended June 2, 2005 (inception) to September 30, 2006 of $291,781 consisted of $439,506 of interest income reduced by $22,500 for a monthly administrative services agreement, $40,198 for insurance, $34,604 for professional fees, $23,000 for income taxes and $27,423 for other expenses.

We consummated our initial public offering on April 13, 2006. On April 18, 2006, we consummated the closing of an additional 600,000 units that were subject to the underwriters’ over-allotment option. Gross proceeds from our initial public offering were $28,300,002 (including units sold privately). We paid a total of $1,932,000 in underwriting discounts and commissions, and approximately $730,000 was paid for costs and expenses related to the offering. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $25,000,000, of which $24,398,000 was deposited into the trust account (or $5.30 per share sold in the offering). In addition, all of the proceeds from the private sale of the units were deposited into the trust fund, for a total of $25,098,002 held in trust. The remaining proceeds are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. We will use substantially all of the net proceeds of this offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other net proceeds not expended will be used to finance the operations of the target business. We believe we will have sufficient available funds outside of the trust fund to operate through April 13, 2008, assuming that a business combination is not consummated during that time. We do not believe we will need to raise additional funds following this offering in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a financing simultaneously with the consummation of a business combination.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2006. Based on their evaluation, they concluded that our disclosure controls and procedures were effective.

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

For a description of the use of the proceeds generated in our initial public offering, see Part I, Item 2 of this Form 10-QSB.

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
Dated: November 14, 2006

/s/ Jonathan Kalman
Jonathan Kalman.
Chief Executive Officer

/s/ James S. Cassano
James S. Cassano
Chief Financial Officer