Form 10QSB
period 2006-12-31
Jaguar Acquisition Corp.
filed 2007-02-14
CIK 1331474

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2006

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

As of December 31, 2006, 5,716,667 shares of common stock, par value $.0001 per share, were issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

Jaguar Acquisition Corporation
(A corporation in the development stage)
Balance Sheets

	December 31, 2006	March 31, 2006
	(unaudited)

Assets
Current assets:
Cash and cash equivalents	$285,344	$470
Cash and cash equivalents held in Trust Fund (Note 2)	25,691,143	—
Accrued interest receivable in Trust Fund (Note 2)	76,773	—
Prepaid expense	68,657	—
Total current assets	26,121,917	470
Deferred offering costs (Note 2)	—	110,330
Deferred acquisition costs	44,850	—
Total assets	$26,166,767	$110,800

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	12,730	—
Accrued offering costs	5,973	12,000
Income taxes payable (Note 9)	33,000	—
Note payable, stockholders (Note 7)	—	75,000
Total current liabilities	51,703	87,000

Common Stock, subject to possible conversion, 919,540 shares at conversion value (Note 2)	5,145,407	—

Commitment (Note 4)

Stockholders’ equity (Notes 5, 6 and 8)
Preferred stock, $.0001 par value, Authorized 1,000,000 shares; none issued	—	—
Common stock, $.0001 par value
Authorized 20,000,000 shares Issued and outstanding 5,716,667 shares (which includes 919,540 subject to possible conversion) and 1,000,000, respectively	572	100
Additional paid-in capital	20,504,545	24,900
Retained earnings (deficit) accumulated during development stage:	464,540	(1,200)

Total stockholders’ equity	20,969,657	23,800

Total liabilities and stockholders’ equity	$26,166,767	$110,800

See summary of significant accounting policies and accompanying notes to financial statement

Jaguar Acquisition Corporation
(A corporation in the development stage)
Statements of Operations
(unaudited)

				Period from	Period from
	Three months	Nine Months	Three months	June 2, 2005	June 2, 2005
	ended	ended	ended	(inception) to	(inception) to
	December 31	December 31	December 31	December 31	December 31
	2006	2006	2005	2005	2006

Income:
Interest income	$232,693	$672,199	$—	$—	$672,199
Loss on disposition of T-Bills	(2,285)	(2,285)	—	—	(2,285)
Total Income	$230,408	$669,914	$—	$—	$669,914

Expenses:
General and administrative
and formation expenses (Note 4)	47,649	171,174	—	1,200	172,374

Income (loss) before income taxes	$182,759	$498,740	$—	$(1,200)	$497,540

Provision for income taxes (Note 9)	10,000	33,000	—	—	33,000

Net income (loss) for period	$172,759	$465,740	$—	$(1,200)	$464,540

Accretion of Trust Account relating to
common stock subject to possible conversion	(46,058)	(133,915)	—	—	(133,915)

Net income (loss) attributable to other common stockholders	$126,701	$331,825	$—	$(1,200)	$330,625

Weighted average shares outstanding, subject to possible conversion	919,540	873,890	—	—

Net income per share - basic and diluted, subject to possible conversion	$0.05	$0.15	—	—

Weighted average common shares outstanding	4,797,127	4,608,898	1,000,000	1,000,000

Net income per share - basic and diluted	$0.03	$0.07	—	—

Jaguar Acquisition Corporation
(A corporation in the development stage)
Statements of Stockholders’ Equity

	Common Stock		Additional Paid-In	Retained Earnings/ (deficit) accumulated during the development	Total Stockholders’
	Shares	Amount	Capital	stage	Equity
Balance, June 2, 2005 (inception)	—	$—	$—	$—	$—

Common shares issued to initial stockholders	1,000,000	100	24,900	—	25,000

Net loss for the period		—	—	(1,200)	(1,200)
Balance, March 31, 2006	1,000,000	$100	$24,900	$(1,200)	$23,800

Sale of 4,000,000 units, net of underwriters’ discount and offering expenses (includes 799,600 shares subject to possible conversion)	4,000,000	400	21,626,463	—	21,626,863

Proceeds subject to possible conversion of 799,600 shares	—	—	(4,357,820)	—	(4,357,820)

Proceeds from issuance of underwriter purchase option	—	—	100	—	100

Proceeds from issuance of insider units	116,667	12	699,990	—	700,002

Sale of 600,000 units in overallotment (includes 119,940 shares subject to possible conversion), net of underwriters’ discount	600,000	60	3,311,940	—	3,312,000

Proceeds subject to possible conversion of 119,940 shares	—	—	(653,672)	—	(653,672)

Accretion of trust fund relating to common stock subject to possible conversion	—	—	(133,915)	—	(133,915)

Additional offering expenses	—	—	(13,441)	—	(13,441)

Net income for the period ending December 31, 2006 (unaudited)	—	—	—	465,740	465,740
Balance, December 31, 2006 (unaudited)	5,716,667	$572	$20,504,545	$464,540	$20,969,657

See summary of significant accounting policies and accompanying notes to financial statements.

Jaguar Acquisition Corporation
(A corporation in the development stage)
Statements of Cash Flows
(Unaudited)

		Period from	Period from
	Nine months	June 2, 2005	June 2, 2005
	ended	(inception) to	(inception) to
	Dec 31, 2006	Dec 31,2005	Dec 31,2006

Cash Flows from operating activities
Net Income (loss) for the period	$465,740	$(1,200)	$464,540

Adjustments to reconcile net income
Increase in prepaid expenses	(69,157)	—	(69,157)
Increase in accrued expenses	5,974	—	5,974
Increase in accounts payable	730	—	12,730
Increase in income tax payable	33,000	—	33,000
Increase in interest receivable	(76,773)	—	(76,773)
Net cash provided by (used in) operating activities	$359,514	$(1,200)	$370,314

Cash Flows from Investing activities
Cash and cash equivalents held in trust account	$(25,691,143)	$—	$(25,691,143)
Deferred acquisition costs	(44,850)	—	(44,850)
Net cash used in investing activities	$(25,735,993)	$—	$(25,735,993)

Cash Flow from Financing activities
Proceeds from initial public offering, net	$25,736,353	$—	25,626,023
Proceeds from notes payable, stockholders	—	75,000	75,000
Repayment of notes payable, stockholders	(75,000)	—	(75,000)
Proceeds of issuance of shares of common stock to initial stockholders	—	25,000	25,000
Payment of deferred offering costs	—	(87,848)	—
Net cash provided by financing activities	$25,661,353	$12,152	$25,651,023

Net increase in cash and cash equivalents	$284,874	$10,952	$285,344
Cash and cash equivalents at beginning of period	470	—	—
Cash and cash equivalents at end of period	$285,344	$10,952	$285,344

Supplemental disclosure of non-cash financing activities
Accrued offering costs	$5,973	$—	$5,973
Accretion of trust fund relating to common stock subject to possible conversion	$133,915	$—	$133,915

Fair value of underwriter purchase option	$759,500	$—	$759,500

Jaguar Acquisition Corporation
(a corporation in the development stage)
Summary of Significant Accounting Policies

Cash and Cash Equivalents	The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Securities Held in Trust Fund	The Company carries its investment in U.S. government securities at cost, which approximates fair value.

Income Taxes
The Company follows Statement of Financial Accounting Standards No. 109 (“SFAS No. 109”), “Accounting for Income Taxes” which is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns.

Net Income (loss) Per Share
Basic net income (loss) per share is calculated by dividing net income (loss) attributable to (1) common stockholders and (2) common stock subject to possible conversion by the weighted average number of common shares outstanding during the period. No effect has been given to potential issuances of common stock from warrants or the underwriter option in the diluted computation, as the effect would be anti-dilutive.

Deferred Offering Costs
Deferred offering costs consist principally of legal, audit and underwriting fees incurred through the balance sheet date that were charged to capital upon receipt of the proceeds from the offering during April 2006.

Deferred Acquisition Costs	Costs related to proposed acquisitions are capitalized and will be expensed in the event the acquisition does not take place.

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

Recently Issued Accounting Standards	The Company does not believe that any recently issued, but not yet effective, accounting standards will have a material effect on the financial statements.

Jaguar Acquisition Corporation
(a corporation in the development stage)
Notes to Unaudited Financial Statements

1.	Basis of Presentation
The accompanying financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10QSB. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements that were included in the Company’s Form 8-K for the period ended April 13, 2006.

In the Company’s opinion, all adjustments (consisting primarily of normal accruals) have been made that are necessary to present fairly the financial position of the Company. Operating results for the interim period presented are not necessarily indicative of the results to be expected for a full year.

2.	Organization and Business Operations
Jaguar Acquisition Corporation (the “Company”) was incorporated in Delaware on June 2, 2005 as a blank check company whose objective is to acquire an operating business. The Company has selected March 31 as its fiscal year end. The Company’s initial stockholders purchased 1,000,000 shares of common stock, $.0001 par value, for $25,000 in July 2005.

The registration statement for the Company’s initial public offering (“Offering”) was declared effective April 5, 2006. The Company consummated the offering on April 13, 2006 and received net proceeds of approximately $21,600,000 from the sale of 4,000,000 units. The Company incurred $110,330 in deferred offering costs as of March 31, 2006 which were charged to Additional Paid-In Capital at the time of the initial public offering. On April 18, 2006 the underwriters exercised their over-allotment option and the Company received net proceeds of approximately $3,300,000. The Company’s management has broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all of the net proceeds of this Offering are intended to be generally applied toward consummating a business combination with an operating business (“Business Combination”). Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. An amount of $25,098,002 (including $700,002 of proceeds from the Insider Units discussed in Note 8) was placed in an interest-bearing trust account. As of December 31, 2006 an amount of $25,767,916 (which includes accrued interest of $76,773) is being held in an interest-bearing trust account (“Trust Account”) until the earlier of (i) the consummation of a Business Combination or (ii) liquidation of the Company. Under the agreement governing the Trust Account, funds will only be invested in United States government securities (Treasury Bills) with a maturity of 180 days or less. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

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

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his shares. The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by Initial Stockholders. In this respect, $5,145,407 (which includes $133,915 accretion of Trust Fund) has been classified as common stock subject to possible conversion at December 31, 2006.

The Company’s Certificate of Incorporation provides for mandatory liquidation of the Company in the event that the Company does not consummate a Business Combination within 18 months from the date of the consummation of the Offering (such date would be October 13, 2007), or 24 months from the consummation of the Offering if certain extension criteria have been satisfied (such date would be April 13, 2008). In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per share in the Offering due to costs related to the Offering (assuming no value is attributed to the Warrants contained in the Units sold in the Offering (See Note 3)).

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
The Company presently occupies office space provided by an affiliate of an Initial Stockholder. Such affiliate has agreed that, until the acquisition of a target business by the Company, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate $3,750 per month for such services commencing on April 5, 2006, the effective date of the Offering. Amounts of $11,250 for the three-month period ended December 31, 2006, $33,750 for the nine months ended December 31, 2006 and $33,750 for the period from June 2, 2005 (inception) to December 31, 2006 are included in general and administrative expenses for such services.

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

At December 31, 2006, 10,483,334 shares of common stock were reserved for issuance upon exercise of redeemable warrants and the representative’s unit purchase option.

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

9.	Provision for Income Taxes	Provision for current income taxes consists of:

			Total
	Federal	State	Current

Three months ended December 31, 2006	-	$10,000	$10,000
Nine months ended December 31, 2006	2,000	31,000	33,000
Period from June 2, 2005 (inception) to December 31, 2006	$2,000	$31,000	$33,000

Since the majority of the Company’s interest income is not subject to federal income taxes, the tax expense consists primarily of state franchise taxes.

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

Results of Operations

Net income for the three months ended December 31, 2006 of $172,759 consisted of $232,693 of interest income reduced by $11,250 for a monthly administrative services agreement, $22,398 for insurance, $13,516 for professional fees, $10,000 for income taxes and $2,770 for other expenses.

For the period from June 2, 2005 (inception) to December 31, 2005, the Company had a net loss of $1,200 due to initial organizational costs.

Net income for the nine months ended December 31, 2006 of $465,740 consisted of $672,199 of interest income reduced by $33,750 for a monthly administrative services agreement, $62,596 for insurance, $48,120 for professional fees, $33,000 for income taxes and $28,993 for other expenses.

Net income for the period from June 2, 2005 (inception) to December 31, 2006 of $464,540 consisted of $672,199 of interest income reduced by $33,750 for a monthly administrative services agreement, $62,596 for insurance, $48,120 for professional fees, $33,000 for income taxes and $30,193 for other expenses.

During the period from October 1, 2006 to December 31, 2006, the Company spent $44,850 associated with the evaluation of prospective acquisitions. These costs have been capitalized pending the outcome of negotiations.

We consummated our initial public offering on April 13, 2006. On April 18, 2006, we consummated the closing of an additional 600,000 units that were subject to the underwriters’ over-allotment option. Gross proceeds from our initial public offering were $28,300,002 (including units sold privately). We paid a total of $1,932,000 in underwriting discounts and commissions, and approximately $730,000 was paid for costs and expenses related to the offering. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $25 million, of which $24,398,000 was deposited into the trust account (or $5.30 per share sold in the offering). In addition, all of the proceeds from the private sale of the units were deposited into the trust fund, for a total of $25,098,002 held in trust. The remaining proceeds are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. We will use substantially all of the net proceeds of this offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other net proceeds not expended will be used to finance the operations of the target business. We believe we will have sufficient available funds outside of the trust fund to operate through April 13, 2008, assuming that a business combination is not consummated during that time. We do not believe we will need to raise additional funds following this offering in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a financing simultaneously with the consummation of a business combination.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2006. Based on their evaluation, they concluded that our disclosure controls and procedures were effective.

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

JAGUAR AQUISITION CORPORATION
Dated: February 13, 2007
	By:	/s/ Jonathan Kalman
Jonathan Kalman. Chief Executive Officer

By:	/s/ James S. Cassano
James S. Cassano Chief Financial Officer