Form 10KSB
period 2007-03-31
Jaguar Acquisition Corp.
filed 2007-06-28
CIK 1331474

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended: March 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Or

Commission File Number ___________

Jaguar Acquisition Corporation
(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware	20-2942206
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1200 River Road, Suite 1302, Conshohocken, Pennsylvania 19428
(Address of Principal Executive Office)

(610) 585-0285
(Issuer’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $0.0001

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

State issuer’s revenues for its most recent fiscal year : $891,832

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. $31,097,623, as of June 22, 2007

As of March 31, 2007, 5,716,667 shares of common stock, par value $.0001 per share, were issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

Item 8A.	Controls and Procedures	24

Item 8B.	Other Information	24

i

PART I

Item 1. Description of Business

Jaguar Acquisition Corporation is a blank check company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition or other similar business combination with an unidentified operating business. Our efforts in identifying a prospective target business are not limited to a particular industry; however our intended focus is acquiring an operating business in the financial services industry. We consummated our initial public offering on April 13, 2006 and received net proceeds of approximately $21,600,000 from the sale of 4,000,000 units consisting of one share of our common stock and two warrants (the “IPO”). On April 18, 2006 the underwriters exercised their over-allotment option and Company received net proceeds of approximately $3,300,000. After deducting the underwriting discounts and commissions and offering expenses, an amount of $25,098,002 (including $700,002 of proceeds from Insider Units discussed in Note 8 of the Financial Statements) was placed in an interest-bearing trust account with Lehman Brothers (the “Trust Account”) and the remaining proceeds of approximately $580,000 became available to be used by us to provide for business, legal, accounting, due diligence on prospective business combinations and continuing operating expenses. As of March 31, 2007, $25,989,833 (which includes accrued interest of $76,551) is in the Trust Account, and will remain there until the earlier of (i) the consummation of a business combination or (ii) the liquidation of the Company.

Fair market value

Our business combination must be with a target business whose fair market value is at least equal to 80% of our net assets, which would equal all of our assets, including the funds held in the Trust Account, less our liabilities, at the time of such acquisition, although this may entail simultaneous acquisitions of several operating businesses.

The target business that we acquire may have a fair market value substantially in excess of 80% of our net assets. In order to consummate such an acquisition, we may issue a significant amount of debt or equity securities to the sellers of such businesses and/or seek to raise additional funds through a private offering of debt or equity securities. We have not entered into any such funding arrangement.

Sources of target businesses

Business candidates are brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community. Target business candidates are also brought to our attention as a result of being solicited by us through calls or mailings. These sources introduce us to target business candidates they think we may be interested in targeting. Our officers, directors, special advisors, as well as their affiliates, also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may make a determination to engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. In no event, however, will any of our existing officers, directors or stockholders, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of a business combination.

Selection of a target business and structuring a business combination

Subject to the requirement that our initial business combination must be with a target business with a fair market value that is at least 80% of our net assets at the time of such acquisition, our management has virtually unrestricted flexibility in identifying and selecting a prospective target business. We have not established any other specific attributes or criteria (financial or otherwise) for prospective target businesses. In evaluating a prospective target business, our management will consider, among other factors, the following:

▪	financial condition and results of operation;

▪	growth potential;

▪	experience and skill of management and availability of additional personnel;

▪	capital requirements;

▪	competitive position;

▪	barriers to entry;

▪	stage of development of the products, processes or services;

▪
degree of current or potential market acceptance of the products, processes or services; proprietary features and degree of intellectual property or other protection of the products, processes or services;

▪	regulatory environment of the industry; and

▪	costs associated with effecting the business combination.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we will conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which is made available to us. This due diligence review is conducted either by our management or by unaffiliated third parties we may engage. We will also seek to have all prospective target businesses execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. If any prospective target business refused to execute such agreement, it is unlikely we would continue negotiations with such target business.

The time and costs required to select and evaluate a target business and to structure and complete the business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of capital available to otherwise complete a business combination.

Lack of business diversification

Our business combination must be with a target business or businesses which satisfies the minimum valuation standard at the time of such acquisition, as discussed above. Therefore, at least initially, the prospects for our success may be entirely dependent upon the future performance of a single business. Unlike other entities which may have the resources to complete several business combinations of entities operating in multiple industries or multiple areas of a single industry, it is probable that we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. By consummating a business combination with only a single entity, our lack of diversification may:

•
subject us to economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination, and

•	result in our dependency upon the development or market acceptance of a single or limited number of products, processes or services.

If we determine to simultaneously acquire several businesses and such businesses are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other acquisitions, which may make it more difficult for us, and delay our ability, to complete the business combination. With multiple acquisitions, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business.

Limited ability to evaluate the target business’ management

Although we scrutinize the management of a prospective target business when evaluating the desirability of effecting a business combination, we cannot assure you that our assessment of the target business’ management will prove to be correct. In addition, we cannot assure you that the future management will have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of our officers and directors, if any, in the target business following a business combination cannot presently be stated with any certainty. While it is possible that individuals such as Jonathan Kalman, C. Richard Corl or James S. Cassano will remain associated in senior management or advisory positions with us following a business combination, it is unlikely that any of them will devote full-time efforts to our affairs subsequent to a business combination. Moreover, they would only be able to remain with us after the consummation of a business combination if they are able to negotiate employment or consulting agreements in connection with the business combination. Additionally, we cannot assure you that our officers and directors will have significant experience or knowledge relating to the operations of the particular target business. The ability of such individuals to remain with us after the consummation of a business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that any such additional managers we do recruit will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Opportunity for stockholder approval of business combination

Prior to the completion of a business combination, we will submit the transaction to our stockholders for approval, even if the nature of the acquisition is such as would not ordinarily require stockholder approval under applicable state law. In connection with seeking stockholder approval of a business combination, we will furnish our stockholders with proxy solicitation materials prepared in accordance with the Securities Exchange Act of 1934, as amended, which, among other matters, will include a description of the operations of the target business and audited historical financial statements of the business.

In connection with the vote required for any business combination, all of our initial stockholders, including all of our officers and directors, have agreed to vote their respective initial shares and the shares included within the insider units in accordance with the majority of the shares of common stock voted by the public stockholders. This voting arrangement shall not apply to shares included in units that were purchased in the IPO or purchased following the IPO in the open market by any of our initial stockholders, officers and directors. Accordingly, they may vote these shares on a proposed business combination any way they choose. We will proceed with the business combination only if a majority of the shares of common stock voted by the public stockholders are voted in favor of the business combination and public stockholders owning less than 20% of the shares sold in the IPO both exercise their conversion rights and vote against the business combination.

Conversion rights

At the time we seek stockholder approval of any business combination, we will offer each public stockholder (but not our initial stockholders) the right to have such stockholder’s shares of common stock converted to cash if the stockholder votes against the business combination and the business combination is approved and completed. Our initial stockholders will not have such conversion rights with respect to any shares of common stock owned by them, directly or indirectly, whether included in their initial shares, included in the insider units or purchased by them in the IPO or in the after market. The actual per-share conversion price will be equal to the amount in the Trust Account, inclusive of any interest (calculated as of two business days prior to the consummation of the proposed business combination), divided by the number of shares sold in the IPO. Without taking into account interest earned on the Trust Account, the initial per-share conversion price was $5.45 or $0.55 less than the per-unit offering price of $6.00. Investors in the IPO that do not subsequently sell, or who receive less than $0.55 collectively for, the warrants included in the units after the commencement of separate trading of the common stock and warrants included in the units, or public stockholders that purchased common stock in the after market at a price in excess of $5.45 per share, may have a disincentive to exercise their conversion rights because the amount they would receive upon conversion could be less than their original or adjusted purchase price. An eligible stockholder may request conversion at any time after the mailing to our stockholders of the proxy statement and prior to the vote taken with respect to a proposed business combination at a meeting held for that purpose, but the request will not be granted unless the stockholder votes against the business combination and the business combination is approved and completed. Any request for conversion, once made, may be withdrawn at any time up to the date of the meeting. It is anticipated that the funds to be distributed to stockholders entitled to convert their shares who elect conversion will be distributed promptly after completion of a business combination. Public stockholders who convert their stock into their share of the Trust Account still have the right to exercise any warrants they still hold. We will not complete any business combination if public stockholders, owning 20% or more of the shares sold in the IPO, both exercise their conversion rights and vote against the business combination.

Liquidation if no business combination

If we do not complete a business combination within 18 months after the consummation of our initial public offering, or within 24 months after the consummation of the initial public offering if the extension criteria described below have been satisfied, we will be dissolved. We will not amend our charter to allow us to survive for a longer period of time if it does not appear we will be able to consummate a business combination within the foregoing time periods. Upon dissolution, we will distribute to all of our public stockholders, in proportion to their respective equity interests, an aggregate sum equal to the amount in the Trust Account, inclusive of any interest, plus any remaining net assets. Our initial stockholders have waived their rights to participate in any liquidation distribution with respect to their initial shares and their shares included within the insider units. There will be no distribution from the Trust Account with respect to our warrants which will expire worthless. We will pay the costs of liquidation and dissolution from our remaining assets outside of the trust fund. As of March 31, 2007, the liquidation value per share of the funds in the Trust Account was $5.65.

If we enter into either a letter of intent, an agreement in principle or a definitive agreement to complete a business combination prior to the expiration of 18 months after the consummation of our initial public offering, but are unable to complete the business combination within the 18-month period, then we will have an additional six months in which to complete the business combination contemplated by the letter of intent, agreement in principle or definitive agreement. If we are unable to consummate a transaction within 24 months following our initial public offering, we will then liquidate.

Competition

In identifying, evaluating and selecting a target business, we encounter intense competition from other entities having a business objective similar to ours. As of the date of this prospectus, there are approximately 51 blank check companies in the United States with an aggregate of more than $5 billion in trust that are seeking to carry out a business plan similar to our business plan. Furthermore, there are a number of blank check companies that are still in the registration process but have not completed initial public offerings. Additionally, we may be subject to competition from other companies looking to expand their operations through the acquisition of a target business. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there may be numerous potential target businesses that we could acquire, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of a target business. Further, the following may not be viewed favorably by certain target businesses:

•	our obligation to seek stockholder approval of a business combination may delay the completion of a transaction;

•
our obligation to convert into cash shares of common stock held by our public stockholders to such holders that both vote against the business combination and exercise their conversion rights may reduce the resources available to us for a business combination; and

•	our outstanding warrants and option, and the potential future dilution they represent.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately-held entities having a similar business objective as ours in acquiring a target business with significant growth potential on favorable terms.

If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively.

Employees

We have three executive officers. Jonathan Kalman is Chairman, Chief Executive Officer and a member of our Board of Directors. James S. Cassano is Executive Vice President, Chief Financial Officer, Corporate Secretary and is a member of our Board of Directors. C. Richard Corl is Executive Vice President and a member of our Board of Directors. These individuals are not obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. The amount of time they will devote in any time period will vary based on whether a target business has been selected for the business combination and the stage of the business combination process we are in. Accordingly, once management locates a suitable target business to acquire, they will spend more time investigating such target business and negotiating and processing the business combination (and consequently spend more time to our affairs) than they would prior to locating a suitable target business. We presently expect each of our executive officers to devote an average of approximately ten hours per week to our business. We do not intend to have any full time employees prior to the consummation of a business combination.

Risks factors

In addition to the other information in this annual report on Form 10-KSB, our business is subject to numerous risks which should be considered carefully in evaluating our business and prospects.

We are a development stage company with no operating history and, accordingly, you will not have any basis on which to evaluate our ability to achieve our business objective.

We are a development stage company with no operating results to date. Since we do not have an operating history, you will have no basis upon which to evaluate our ability to achieve our business objective, which is to acquire an operating business. We will not generate any revenues until, at the earliest, after the consummation of a business combination.

If we are forced to liquidate before a business combination and distribute the Trust Account, our public stockholders will receive less than $6.00 per share and our warrants will expire worthless.

If we are unable to complete a business combination within the prescribed time frames - before October 7, 2007 in the event we do not enter into either a letter of intent, an agreement in principal or a definitive agreement to complete a business combination or before April 7, 2008 in the event that we cannot complete the business combination contemplated by the letter of intent, agreement in principal or definitive agreement - and are forced to liquidate our assets, the per-share liquidation distribution will be less than $6.00 because of the expenses of the IPO our general and administrative expenses and the anticipated costs of seeking a business combination. Furthermore, there will be no distribution with respect to our outstanding warrants which will expire worthless if we liquidate before the completion of a business combination.

If the funds held outside of the Trust Account are insufficient to allow us to operate through March 2008, we may be unable to complete a business combination.

As of March 31, 2007 we had $193,651 available to us outside of the Trust Account, which we believe will be sufficient to allow us to operate for at least the next 12 months, assuming that a business combination is not consummated during that time. However, we cannot assure you that our estimates will be accurate. We could use a portion of the funds not being placed in trust to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds not being placed in trust as a down payment or to fund a ‘‘no-shop’’ provision (a provision in letters of intent designed to keep target businesses from ‘‘shopping’’ around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into such a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

Because there are numerous companies with a business plan similar to ours seeking to effectuate a business combination, it may be more difficult for us to do so.

Since August 2003, based upon publicly available information, approximately 106 similarly structured blank check companies have completed initial public offerings in the United States. Of these companies, only 26 companies have consummated a business combination, while 24 other companies have announced they have entered into a definitive agreement for a business combination, but have not consummated such business combination, and 5 companies have failed to complete business combinations and have either dissolved or announced their intention to dissolve and return trust proceeds to their stockholders.

Accordingly, there are approximately 51 blank check companies with more than $5 billion in trust that are seeking to carry out a business plan similar to our business plan. Furthermore, there are a number of additional offerings for blank check companies that are still in the registration process but have not completed initial public offerings and there are likely to be more blank check companies filing registration statements for initial public offerings prior to our completion of a business combination. While some of those companies must complete a business combination in specific industries, a number of them may consummate a business combination in any industry they choose. Therefore, we may be subject to competition from these and other companies seeking to consummate a business plan similar to ours. Because of this competition, we cannot assure you that we will be able to effectuate a business combination within the required time periods.

If third parties bring claims against us, the proceeds held in trust could be reduced and the per-share liquidation price received by stockholders will be less than $5.45 per share.

Our placing of funds in trust may not protect those funds from third party claims against us. Although we will seek to have all vendors and service providers we engage and prospective target businesses we negotiate with, execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements. Nor is there any guarantee that, even if such entities execute such agreements with us, they will not seek recourse against the trust account. Accordingly, the proceeds held in trust could be subject to claims which could take priority over those of our public stockholders. We cannot assure you that the per-share distribution from the trust fund will not be less than $5.45, plus interest, due to such claims. If we liquidate before the completion of a business combination and distribute the proceeds held in trust to our public stockholders, Jonathan Kalman, C. Richard Corl and James S. Cassano have severally agreed that they will be personally liable to ensure that the proceeds in the trust account are not reduced by the claims of target businesses or vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us. However, we cannot assure you that they will be able to satisfy those obligations. Furthermore, even after our liquidation (including the distribution of the funds held in the trust account), under the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. Accordingly, we cannot assure you that third parties will not seek to recover from our stockholders amounts owed to them by us.

We are unable to currently ascertain the merits or risks of the industry or business in which we may ultimately operate.

Although we intend to focus our search for a target business in the financial services industry, we may consummate a business combination with a company in any industry we choose and are not limited to any particular industry or type of business. Accordingly, there is no current basis for you to evaluate the possible merits or risks of the particular industry in which we may ultimately operate or the target business which we may ultimately acquire. To the extent we complete a business combination with a financially unstable company or an entity in its development stage, we may be affected by numerous risks inherent in the business operations of those entities. If we complete a business combination with an entity in an industry characterized by a high level of risk, we may be affected by the currently unascertainable risks of that industry. Although our management will endeavor to evaluate the risks inherent in a particular industry or target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors.

Resources could be wasted in researching acquisitions that are not consummated.

It is anticipated that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If a decision is made not to complete a specific business combination, the costs incurred up to that point for the proposed transaction would not be recoverable by us. Furthermore, even if an agreement is reached relating to a specific target business, we may fail to consummate the transaction for any number of reasons including those beyond our control, including, for instance, if more than 19.99% of our stockholders vote against a proposed business combination. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire a target business.

We may issue shares of our capital stock or debt securities to complete a business combination, which would reduce the equity interest of our stockholders and likely cause a change in control of our ownership.

Our certificate of incorporation authorizes the issuance of up to 20,000,000 shares of common stock, par value $.0001 per share, and 1,000,000 shares of preferred stock, par value $.0001 per share. Currently we have 2,850,000 shares of common stock authorized and unissued (after appropriate reservation for the issuance of shares upon full exercise of our outstanding warrants and the unit purchase option granted to EarlyBirdCapital, the representative of the underwriters in the IPO) and all of the 1,000,000 shares of preferred stock available for issuance. Although we have no current commitments, we may issue a substantial number of additional shares of our common or preferred stock, or a combination of common and preferred stock, to complete a business combination. The issuance of additional shares of our common stock or any number of shares of our preferred stock:

•	may significantly reduce the equity interest of our stockholders;

•	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded to our common stock;

•
will likely cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our common stock.

Similarly, if we issue debt securities, it could result in:

•	default and foreclosure on our assets if our operating revenues after a business combination are insufficient to repay our debt obligations;

•
acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if certain covenants that require the maintenance of certain financial ratios or reserves are breached without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand; and

•	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding.

Our ability to successfully effect a business combination and to be successful afterwards will be totally dependent upon the efforts of our key personnel, some of whom may join us following a business combination.

Our ability to successfully effect a business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel such as Jonathan Kalman and James S. Cassano may remain associated with the target business in senior management or advisory positions following a business combination, it is likely that some or all of the management of the target business will remain in place. Moreover, our key personnel will be able to remain with the company after the consummation of a business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination, the terms of which would be determined at such time between the respective parties. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to the company after the consummation of the business combination. While the personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business, the ability of such individuals to remain with the company after the consummation of a business combination will not be the determining factor as to whether or not we will proceed with any potential business combination. While we intend to closely scrutinize any individuals we engage after a business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a public company which could cause us to have to expend time and resources helping them become familiar with such requirements. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

Our officers, directors and special advisors will allocate their time to other businesses, thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to consummate a business combination.

Our officers, directors and special advisors are not required to commit their full time to our affairs, which could create a conflict of interest when allocating their time between our operations and their other commitments. We do not intend to have any full-time employees prior to the consummation of a business combination. All of our executive officers are engaged in several other business endeavors and are not obligated to devote any specific number of hours to our affairs. If our executive officers’ other business affairs require them to devote more substantial amounts of time to such affairs, it could limit their ability to devote time to our affairs and could have a negative impact on our ability to consummate a business combination. We cannot assure you that these conflicts will be resolved in our favor.

Some of our special advisors are now, and our officers, directors and their affiliates may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Robert Moreyra, Peter Collins and Kerry Propper, three of our special advisors, have fiduciary and contractual obligations that require them to present appropriate business opportunities to other blank check companies similar to our company prior to presenting them to us for our consideration. Accordingly, to the extent that Messrs. Moreyra, Collins and Propper identify business opportunities that may be suitable for such entities, they must honor their pre-existing obligations and offer those opportunities to those entities prior to offering them to us. Additionally, our other officers, directors and their affiliates may in the future become affiliated with entities, including other ‘‘blank check’’ companies, engaged in business activities similar to those intended to be conducted by us. Furthermore, in light of our officers and directors existing affiliations with other entities, they may have fiduciary obligations to present potential business opportunities to those entities in addition to presenting them to us which could cause additional conflicts of interest. While we do not believe that any of our officers or directors currently has a conflict of interest in terms of presenting to entities other than us business opportunities that may be suitable for us, conflicts of interest may arise in the future in determining to which entity a particular business opportunity should be presented. We cannot assure you that these conflicts will be resolved in our favor.

All of our officers and directors own shares of our common stock and warrants which will not participate in liquidation distributions and therefore they may have a conflict of interest in determining whether a particular target business is appropriate for a business combination.

All of our officers and directors own shares of our common stock and warrants. Such individuals have waived their right to receive distributions with respect to those shares upon our liquidation if we are unable to consummate a business combination. Additionally, Kerry Propper and YMBB, LLC, two of our initial stockholders, purchased $23,750 of warrants in the open market following separate trading of the warrants. The shares acquired prior to the IPO and included in the insider units, as well as the warrants included in the insider units, and any warrants purchased by our directors and officers in the IPO or that were purchased in the after market will be worthless if we do not consummate a business combination. The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest.

If our common stock becomes subject to the SEC’s penny stock rules, broker-dealers may experience difficulty in completing customer transactions and trading activity in our securities may be adversely affected.

If at any time we have net tangible assets of $5,000,000 or less and our common stock has a market price per share of less than $5.00, transactions in our common stock may be subject to the ‘‘penny stock’’ rules promulgated under the Securities Exchange Act of 1934. Under these rules, broker-dealers who recommend such securities to persons other than institutional accredited investors must:

•	make a special written suitability determination for the purchaser;

•	receive the purchaser’s written agreement to the transaction prior to sale;

•
provide the purchaser with risk disclosure documents which identify certain risks associated with investing in ‘‘penny stocks’’ and which describe the market for these ‘‘penny stocks’’ as well as a purchaser’s legal remedies; and

•
obtain a signed and dated acknowledgment from the purchaser demonstrating that the purchaser has actually received the required risk disclosure document before a transaction in a ‘‘penny stock’’ can be completed.

If our common stock becomes subject to these rules, broker-dealers may find it difficult to effectuate customer transactions and trading activity in our securities may be adversely affected. As a result, the market price of our securities may be depressed, and you may find it more difficult to sell our securities.

After our business combination, we will be solely dependent on a single business and a limited number of products or services.

Our business combination must be with a business that has a fair market value of at least 80% of our net assets at the time of such acquisition, although this may entail the simultaneous acquisitions of several operating businesses at the same time. By consummating a business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

Alternatively, if our business combination entails the simultaneous acquisitions of several operating businesses at the same time from different sellers, we would face additional risks, including difficulties and expenses incurred in connection with the subsequent assimilation of the operations and services or products of the acquired companies into a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

The ability of our stockholders to exercise their conversion rights may not allow us to effectuate the most desirable business combination or optimize our capital structure.

When we seek stockholder approval of any business combination, we will offer each public stockholder (but not our initial stockholders) the right to have his, her or its shares of common stock converted to cash if the stockholder votes against the business combination and the business combination is approved and completed. Such holder must both vote against such business combination and then exercise his, her or its conversion rights to receive a pro rata portion of the Trust Account. Accordingly, if our business combination requires us to use substantially all of our cash to pay the purchase price, because we will not know how many stockholders may exercise such conversion rights, we may either need to reserve part of the Trust Account for possible payment upon such conversion, or we may need to arrange third party financing to help fund our business combination in case a larger percentage of stockholders exercise their conversion rights than we expect. Therefore, we may not be able to consummate a business combination that requires us to use all of the funds held in the Trust Account as part of the purchase price, or we may end up having a leverage ratio that is not optimal for our business combination. This may limit our ability to effectuate the most attractive business combination available to us.

Because of our limited resources and structure, we may not be able to consummate an attractive business combination.

We expect to encounter intense competition from entities other than blank check companies having a business objective similar to ours, including venture capital funds, leveraged buyout funds and operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe that there are numerous potential target businesses that we could acquire with the net proceeds of this offering, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, the obligation we have to seek stockholder approval of a business combination may delay the consummation of a transaction. Additionally, our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. Because only 50 of the 106 blank check companies that have gone public since August 2003 in the United States have either consummated a business combination or entered into a definitive agreement for a business combination, it may indicate that there are fewer attractive target businesses available to such entities like our company or that many privately held target businesses are not inclined to enter into these types of transactions with publicly held blank check companies like ours. If we are unable to consummate a business combination with a target business within the prescribed time periods, we will be forced to liquidate.

We may be unable to obtain additional financing, if required, to complete a business combination or to fund the operations and growth of the target business, which could compel us to restructure or abandon a particular business combination.

Although we believe we have sufficient funds in the Trust Account to allow us to consummate a business combination, we cannot ascertain the capital requirements for any particular transaction. If the funds held in the Trust Account prove to be insufficient, either because of the size of the business combination, the depletion of the available net proceeds in search of a target business, or the obligation to convert into cash a significant number of shares from dissenting stockholders, we will be required to seek additional financing. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after a business combination.

Our initial stockholders, including our officers, directors and special advisors, control a substantial interest in us and thus may influence certain actions requiring a stockholder vote.

Currently, our initial stockholders (including all of our officers, directors and special advisors) collectively own 14% of our issued and outstanding shares of common stock with our officers and directors as a group and our special advisors as a group collectively beneficially owning 7% and 7% of our issued and outstanding shares of common stock, respectively. Our board of directors is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. It is unlikely that there will be an annual meeting of stockholders to elect new directors prior to the consummation of a business combination, in which case all of the current directors will continue in office until at least the consummation of the business combination. If there is an annual meeting, as a consequence of our ‘‘staggered’’ board of directors, only a minority of the board of directors will be considered for election and our initial stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial stockholders will continue to exert control at least until the consummation of a business combination.

Our outstanding warrants and option may have an adverse effect on the market price of common stock and make it more difficult to effect a business combination.

In connection with the IPO, we issued warrants to purchase 8,000,000 shares of common stock as part of the units offered in the IPO and warrants to purchase 233,334 shares of common stock as part of the insider units. We also issued an option to purchase 350,000 units to the representative of the underwriters which, if exercised, will result in the issuance of an additional 700,000 warrants. To the extent we issue shares of common stock to effect a business combination, the potential for the issuance of a substantial number of additional shares upon exercise of these warrants and option could make us a less attractive acquisition vehicle in the eyes of a target business. Such securities, when exercised, will increase the number of issued and outstanding shares of our common stock and reduce the value of the shares issued to complete the business combination. Therefore, our warrants and option may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business. Additionally, the sale, or even the possibility of sale, of the shares underlying the warrants and option could have an adverse effect on the market price for our securities or on our ability to obtain future financing. If and to the extent these warrants and option are exercised, our stockholders may experience dilution to your holdings.

If our initial stockholders exercise their registration rights for their initial shares, it may have an adverse effect on the market price of our common stock and the existence of these rights may make it more difficult to effect a business combination.

Our initial stockholders are entitled to make a demand that we register the resale of their initial shares at any time commencing three months prior to the date on which their shares are released from escrow. If our initial stockholders exercise their registration rights with respect to all of their initial shares, then there will be an additional 1,000,000 shares of common stock eligible for trading in the public market. The presence of these additional shares of common stock trading in the public market may have an adverse effect on the market price of our common stock. In addition, the existence of these rights may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business, as the stockholders of the target business may be discouraged from entering into a business combination with us or will request a higher price for their securities because of the potential effect the exercise of such rights may have on the trading market for our common stock.

If we are deemed to be an investment company, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete a business combination.

If we are deemed to be an investment company under the Investment Company Act of 1940, we may be subject to certain restrictions that may make it more difficult for us to complete a business combination, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities.

In addition, we may have imposed upon us certain burdensome requirements, including:

•	registration as an investment company;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy, compliance policies and procedures and disclosure requirements and other rules and regulations.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act of 1940. To this end, the proceeds held in trust may be invested by the trust agent only in United States ‘‘government securities’’ within the meaning of Section 2(a)(1 6) of the Investment Company Act of 1940 with a maturity of 180 days or less. By restricting the investment of the proceeds to these instruments, we intend to meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act of 1940. If we were deemed to be subject to that act, compliance with these additional regulatory burdens would require additional expense for which we have not allotted.

Our directors may not be considered ‘‘independent’’ under the policies of the North American Securities Administrators Association, Inc.

No salary or other compensation will be paid to our directors for services rendered by them on our behalf prior to or in connection with a business combination. Accordingly, we believe our non-executive director would be considered ‘‘independent’’ as that term is commonly used. However, under the policies of the North American Securities Administrators Association, Inc., an international organization devoted to investor protection, because each of our directors own shares of our securities and may receive reimbursement for out-of-pocket expenses incurred by them in connection with activities on our behalf (such as identifying potential target businesses and performing due diligence on suitable business combinations), state securities administrators could argue that such individual is not ‘‘independent.’’ If this were the case, they would take the position that we would not have the benefit of any independent directors examining the propriety of expenses incurred on our behalf and subject to reimbursement. Additionally, there is no limit on the amount of out-of-pocket expenses that could be incurred and there will be no review of the reasonableness of the expenses by anyone other than our board of directors, which would include persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged. Although we believe that all actions taken by our directors on our behalf will be in our best interests, whether or not they are deemed to be ‘‘independent,’’ we cannot assure you that this will actually be the case. If actions are taken, or expenses are incurred that are actually not in our best interests, it could have a material adverse effect on our business and operations, and a material adverse effect on the price of the stock held by the public stockholders.

RISKS ASSOCIATED WITH OUR ACQUISITION OF A TARGET BUSINESS IN THE FINANCIAL SERVICES INDUSTRY

Changes in technology may render our products or services obsolete following a business combination.

The payments industry is substantially affected by rapid and significant changes in technology. These changes may render certain existing products, services and technologies used in the industry non-competitive. We cannot assure you that the technologies used by or relied upon by a target business with which we effect a business combination will not be subject to such obsolescence. While we may attempt to adapt and apply the products or services provided by the target business to newer technologies, we cannot assure you that we will have sufficient resources to fund these changes or that these changes will ultimately prove successful.

If, following a business combination, the products or services that we market or sell are not accepted by the public, our profits may decline.

Certain segments of the payments industry are dependent on developing and marketing new products and services that respond to technological and competitive developments and changing customer needs. We cannot assure you that the products and services of a target business with which we effect a business combination will gain market acceptance. Any significant delay or failure in developing new or enhanced technology, including new product and service offerings, could result in a loss of actual or potential market share and a decrease in revenues.

If, following a business combination, our business involves the keeping of private information and we are unable to securely maintain such information, our profits and operations may be harmed.

Certain segments of the payments industry receive confidential, proprietary, private or other information that is required to be kept secure. We cannot assure you that we would be able to keep such information secure. If we acquire a target business that is required to keep such information secure and such target business is unable to do so, it could cause our profits to be reduced and our operations to be curtailed. Additionally, this could subject us to litigation and additional liability that could be substantial.

If we are unable to protect our patents, trademarks, copyrights and other intellectual property rights following a business combination, competitors may be able to use our technology or intellectual property rights, which could weaken our competitive position.

If we are successful in acquiring a target business and the target business is the owner of proprietary software or technology, our success will depend in part on our ability to obtain and enforce intellectual property rights for those assets, both in the United States and in other countries. In those circumstances, we may file applications for patents, copyrights and trademarks as our management deems appropriate. We cannot assure you that these applications, if filed, will be approved, or that we will have the financial and other resources necessary to enforce our proprietary rights against infringement by others. Additionally, we cannot assure you that any patent, trademark or copyright obtained by us will not be challenged, invalidated or circumvented.

If we are alleged to have infringed on the intellectual property or other rights of third parties, it could subject us to significant liability for damages and invalidation of our proprietary rights.

If, following a business combination, third parties allege that we have infringed on their intellectual property rights, privacy rights or publicity rights or have defamed them, we could become a party to litigation. These claims and any resulting lawsuits could subject us to significant liability for damages and invalidation of our proprietary rights and/or restrict our ability to publish and distribute the infringing or defaming content.

If we are unable to deal effectively with losses from fraudulent transactions following a business combination, our profits may be reduced.

If we complete a business combination with a target business that is susceptible to significant risks of loss due to fraud and disputes between senders and recipients, our profits may be reduced. Businesses confronted with such risks take aggressive measures to detect and reduce the risk of fraud. However, we cannot assure you that the measures taken will be sufficient to eliminate the harm that such fraud could cause to a target business acquired by us.

We may not be able to comply with government regulations that may be adopted with respect to the payments industry.

Certain segments of the payments industry, including credit card issuing, money transfer, financial payment and financial settlement have historically been subject to substantial regulation at the Federal, state and local levels. In the past, the regulatory environment, particularly with respect to financial services, has been fairly rigid. Additionally, target businesses may be subject to United States and foreign government regulation of the Internet, the impact of which is difficult to predict. We cannot assure you that regulations currently in effect or adopted in the future will not cause our profits to decline or cause us to modify or cease operations as are then being conducted.

Item 2. Description of Property

We maintain our principal executive offices at 1200 River Road, Suite 1302, Conshohocken, Pennsylvania. The cost for this space is $3,750 per-month. This monthly payment is included in the fee Katalyst LLC charges us for general and administrative services which commenced on the effective date of our IPO pursuant to a letter agreement between us and Katalyst LLC. We believe, based on rents and fees for similar services in the Conshohocken metropolitan area, that the fee charged by Katalyst LLC is at least as favorable as we could have obtained from an unaffiliated person. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings

We are not currently a party to any pending material legal proceeding.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 2007.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Market Information

Our units, common stock and warrants are traded on the Over-the-Counter Bulletin Board under the symbols “JGACU,” “JGAC” and “JGACW,” respectively. The following table sets forth the range of high and low closing bid prices for the units, common stock and warrants for the periods indicated since the units commenced public trading on April 7, 2006 and the common stock and warrants commenced public trading on June 26, 2006. The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions (in dollars).

	Jaguar Acquisition		Jaguar Acquisition		Jaguar Acquisition
	Common Stock		Warrants		Units

	High	Low	High	Low	High	Low
2006	5.52	5.10	0.94	0.47	8.00	6.17
Second Quarter*	5.10	5.10	0.60	0.47	8.00	6.17
Third Quarter	5.40	5.10	0.94	0.48	7.25	6.17
Fourth Quarter	5.52	5.25	0.94	0.65	7.30	6.50
2007	5.57	5.35	1.20	0.80	7.83	7.10
First Quarter	5.57	5.35	1.20	0.80	7.83	7.10

* The figures for the second quarter of 2006 are from the date on which our securities first commenced trading on the OTC Bulletin Board. Our units commenced trading on the OTC Bulletin Board on April 7, 2006 and our warrants and common stock commenced trading on June 26, 2006.

Holders

As of March 31, 2007, there were 3 holders of record of our units, 4 holders of record of our common stock and 4 holders of record of our warrants, which does not include beneficial owners of our securities.

Dividends

We have not paid any dividends on our common stock to date and do not intend to pay dividends prior to the completion of a business combination. The payment of dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our then board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

None

Use of Proceeds

On April 13, 2006, we consummated our initial public offering of 4,000,000 Units, with each unit consisting of one share of our common stock and two warrants, each to purchase one share of our common stock at an exercise price of $5.00 per share. On April 18, 2006 the underwriters purchased an additional 600,000 units pursuant to an over-allotment option under the same terms. All of the units registered generated gross proceeds of $28,300,002. The securities sold in the offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No. 333-127135). The Securities and Exchange Commission declared the registration statement effective on April 5, 2006.

We received net proceeds of approximately $25.7 million, of which $25,398,002 was deposited in a Trust Fund. Unless and until a business combination is consummated, the proceeds held in the Trust Fund will not be available to us. The remaining proceeds, approximately $300,000, became available to be used for business, legal and accounting due diligence on prospective acquisitions. As of March 31, 2007, the cash proceeds available to us were $193,651.

Purchases of Equity Securities

None

Item 6. Management’s Discussion and Analysis or Plan of Operation

The following discussion should be read in conjunction with our financial statements and footnotes thereto contained elsewhere in this Annual Report on Form 10-KSB.

Overview

We were formed on June 2, 2005, to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business. Until consummation of our initial public offering in April 2006 (the “IPO”), all of our activity related to our formation and the IPO. Since then, we have been searching for prospective target businesses to acquire. We intend to utilize cash derived from the proceeds of the IPO, our capital stock, debt or a combination of cash, capital stock and debt, in effecting a business combination.

Forward Looking Statements

The statements discussed in this Annual Report include forward looking statements that involve risks and uncertainties detailed from time to time in the Company’s reports filed with the Securities and Exchange Commission.

Results of Operations for the fiscal year ended March 31, 2007 compared to the fiscal year ended March 31, 2006

Net income for the year ended March 31, 2007 of $583,505 consisted of $894,117 of interest income reduced by a loss of $2,285 on the disposition of Treasury bills, $45,000 for a monthly administrative services agreement, $84,994 for insurance, $74,321 for professional fees, $67,850 for income taxes and $36,162 for other expenses.

Net income for the period from June 2, 2005 (inception) to March 31, 2007 of $582,305 consisted of $894,116 of interest income reduced by a loss of $2,285 on the disposition of Treasury bills, $45,000 for a monthly administrative services agreement, $84,994 for insurance, $74,321 for professional fees, $67,850 for income taxes and $37,362 for other expenses.

For the period from June 2, 2005 (inception) to March 31, 2006, the Company had a net loss of $1,200 due to initial organizational costs.

During the year ended March 31, 2007, the Company spent $202,774 with respect to a prospective acquisition. These costs have been capitalized.

LIQUIDITY AND CAPITAL RESOURCES

We consummated the IPO on April 13, 2006. On April 18, 2006, we consummated the closing of an additional 600,000 units that were subject to the underwriters’ over-allotment option. Gross proceeds from the IPO were $28,300,002 (including units sold privately). We paid a total of $1,932,000 in underwriting discounts and commissions, and approximately $730,000 was paid for costs and expenses related to the offering. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $25 million, of which $24,398,000 was deposited into the trust account (or $5.30 per share sold in the offering). In addition, a private sale of units to insiders on the date of the IPO raised an additional $700,002, all of the proceeds from the private sale of the units were deposited into the trust fund, for a total of $25,098,002 held in trust. The remaining proceeds are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. We will use substantially all of the net proceeds of the IPO to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust account as well as any other net proceeds not expended will be used to finance the operations of the target business. We believe we will have sufficient available funds outside of the trust account to operate through April 13, 2008, assuming that a business combination is not consummated during that time. We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a financing simultaneously with the consummation of a business combination.

Commencing on April 5, 2006, we began incurring a fee from Katalyst, LLC, an affiliate of our executive officers, of $3,750 per month for providing us with office space and certain general and administrative services.

In June 2005, our initial stockholders, advanced $75,000 to us for payment on our behalf of offering expenses. This amount was repaid following the IPO from the net proceeds of the IPO. Commencing on April 5, 2006, we began incurring a fee from Katalyst, LLC, an affiliate of our executive officers of $3,750 per month for providing us with office space and certain general and administrative services.

Item 7.

Financial Statements

The financial statements and the report and notes, are attached hereto following the signature page beginning on Page F-1.

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-1

Balance Sheets-As of March 31, 2007 and 2006	F-2

Statements of Operations-For the Year Ended March 31, 2007, for the Period from June 2, 2005 (inception) to March 31, 2006 and for the Period from June 2, 2005 (inception) to March 31, 2007	F-3

Statements of Stockholders’ Equity-For the Year Ended March 31, 2007 and for the Period from June 2, 2005 (inception) to March 31, 2007	F-4

Statements of Cash Flows-For the Year Ended March 31, 2007, for the Period from June 2, 2005 (inception) to March 31, 2006 and for the Period from June 2, 2005 (inception) to March 31, 2007	F-5

Notes to Financial Statements	F-6

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A. Controls and Procedures

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2007. Based on their evaluation, they concluded that our disclosure controls and procedures were effective.

Our internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and effected by our board of directors to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of our board of directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

During the most recently completed quarter, there has been no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B. Other Information

None

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(A) of the Exchange Act.

Our current directors and executive officers are as follows:

Name	Age	Position

Jonathan Kalman	45	Chairman & Chief Executive Officer
James S. Cassano	60	Executive Vice President, Chief Financial Officer, Secretary and Director
C. Richard Corl	68	Executive Vice President and Director
John J. Hoey	67	Director

Jonathan Kalman has served as our chairman of the board and chief executive officer since our inception. Mr. Kalman has served as chairman of the board and chief executive officer of Katalyst LLC, a cross-border investment banking and advisory firm, since he founded the firm in September 1999. Mr. Kalman is also the founder of Internet Katalyst Investment Partners, and co-founder of Katalyst Venture Partners, both affiliates of Katalyst. Mr. Kalman has served on the investment committee of Katalyst Venture Partners since December 1999 and sat on the investment committee of Internet Katalyst Investment Partners from June 1999 to December 2000. From January 1999 to September 1999, Mr. Kalman served as chairman of the board and chief executive officer of iVenture Capital Group, an investment advisory firm providing business strategy, capital raising and merger and acquisition services to emerging growth companies and venture capital firms. From June 1995 through May 1998, he was managing director of Naviant Technology Solutions, a consumer profile and e-marketing company acquired by Equifax Inc. in August 2002. Mr. Kalman began his career at IBM in June 1985 and remained with IBM through June 1995. While at IBM, he worked with clients in the payments industry, as well as led an advanced semiconductor technology team. Mr. Kalman received a B.S. in Applied Physics from Cornell University and an M.B.A. from Northwestern University’s Kellogg School.

James S. Cassano has served as our executive vice president, chief financial officer, secretary and director since our inception. Mr. Cassano has served as a managing director of Katalyst since January 2005. From February 2004 to December 2004, Mr. Cassano was an independent consultant engaged by a number of corporate clients in the area of corporate organization, corporate development and mergers and acquisitions. In June 1998, Mr. Cassano founded New Forum Publishers, an electronic publisher of educational material for secondary schools, and served as its chairman of the board and chief executive officer until it was sold to Apex Learning, Inc., a company controlled by Warburg Pincus, in August 2003. He remained with Apex until November 2003 in transition as vice president business development and served as a consultant to the company through February 2004. He is currently a member of the board of directors of Apex Learning. In June 1995, Mr. Cassano co-founded Advantix, Inc., a high volume electronic ticketing software and transaction services company which handled event related client and customer payments, that was re-named Tickets.com and went public through an IPO in 1999. Mr. Cassano served as its chairman of the board and chief executive officer until December 1997. From March 1987 to June 1995, Mr. Cassano served as senior vice president and chief financial officer of the Hill Group, Inc., a privately-held engineering and consulting organization, where he was responsible for corporate finance, acquisitions and divestitures as well as all corporate information technology functions. From February 1986 to March 1987, Mr. Cassano served as vice president of investments and acquisitions for Safeguard Scientifics, Inc., a public venture development company, where he was responsible for analyzing and closing investments in ventures, and providing management support of companies in which Safeguard had investments. From May 1973 to February 1986, Mr. Cassano served as partner and director of strategic management services (Europe) for the strategic management group of Hay Associates, where among other responsibilities, he lead or held management responsibility for the majority of the firm’s strategic and large scale organization projects in financial services. Mr. Cassano received a B.S. in Aeronautics and Astronautics from Purdue University and an M.B.A. from Wharton Graduate School at the University of Pennsylvania.

C. Richard Corl has served as our executive vice president and director since our inception. Mr. Corl has served as a managing director of Katalyst since June 2004. Mr. Corl served as a director to Ecount, a company engaged in issuing and processing stored value payment solutions, from February 2001 to April 2004 and served as a consultant to the company from September 2001 until August 2002. From April 2004 to April 2005, Mr. Corl served as president of PayQuik, Inc., an international money transfer enterprise, and currently serves as a member of its board of directors. In May 1993, Mr. Corl co-founded Princeton eCom Corporation, a company providing electronic bill payment services, and served as secretary, executive vice president and director until August 2001. In July 1976, Mr. Corl co-founded the TeleCheck Services Network, a leader in check acceptance, and served as president and chief executive officer until its sale to Tymshare, Inc., a New York Stock Exchange listed company that provides network services to the point-of-sale credit card authorization industry, in August 1981. Mr. Corl continued to serve in several senior positions within the organization until 1992. Mr. Corl currently serves as a consultant or member of the advisory board to Sentenial Limited and Quazant Technology Inc. Mr. Corl received a B.S. in Marketing and Finance from Akron University.

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

Our board of directors is divided into three classes with only one class of directors being elected in each year and each class serving a three-year term. The term of office of the first class of directors, consisting of C. Richard Corl, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of John L. Hoey, will expire at the second annual meeting. The term of the third class of directors, consisting of Jonathan Kalman and James S. Cassano will expire at the third annual meeting.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act requires our directors, executive officers and persons who own more than 10% of our common stock to file reports of ownership and changes in ownership of our common stock with the Securities and Exchange Commission. Directors, executive officers and persons who own more than 10% of our common stock are required by Securities and Exchange Commission regulations to furnish to us copies of all Section 16(a) forms they file.

To our knowledge, based solely upon review of the copies of such reports received or written representations from the reporting persons, we believe that during our 2007 fiscal year our directors, executive officers and persons who own more than 10% of our common stock complied with all Section 16(a) filing requirements.

Code of Ethics

We currently do not have a code of ethics. Upon consummation of a business combination, we intend to adopt a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.

Board Committees and Designated Directors

The board of directors is currently composed of four individuals and we do not have any committees. It is intended that the board of directors will establish an Audit Committee upon the consummation of a business combination. The board of directors will take all reasonable actions to ensure that one of the members of the Audit Committee will be an “audit committee financial expert,” as such term is defined in the rules of the Securities and Exchange Commission. We are currently listed on the OTC Bulletin Board and are therefore not required to have a nominating committee or a compensation committee. We will evaluate establishing such committees in the future. There have been no changes to the procedures by which stockholders may recommend nominees to our board of directors.

Special Advisors

Kerry Propper has been the chief financial officer, secretary and a member of the board of directors of Chardan North China Acquisition Corporation and has been the chief executive officer, secretary and a member of the board of directors of Chardan South China Acquisition Corp. since their inception in March 2005. Chardan North China Acquisition Corp. and Chardan South China Acquisition Corp. are blank check companies seeking to acquire an operating business north and south, respectively, of the Yangtze River in the People’s Republic of China. Mr. Propper has been the owner and chief executive officer of Chardan Capital Markets LLC, a New York based broker/dealer, since July 2003. He has also been a managing director of SUJG, Inc., an investment company, since April 2005. From its inception in December 2003 until November 2005, Mr. Propper served as the executive vice president and a member of the board of directors of Chardan China Acquisition Corp., an OTC Bulletin Board listed blank check company that was seeking to acquire an operating business in the People’s Republic of China. In November 2005, Chardan China Acquisition Corp. completed its business combination with State Harvest Holdings Ltd. and changed its name to Origin Agritech Ltd. Mr. Propper has continued to serve as a member of the board of directors of Origin Agritech since its merger. Mr. Propper also sits on the board of directors of Source Atlantic Inc., a health care consulting company based in Massachusetts. Mr. Propper was a founder, and from February 1999 to July 2003 owner and managing director of Windsor Capital Advisors, a full service brokerage firm also based in New York. Mr. Propper also founder The Private Capital Group LLC, a small private investment firm specializing in hard money loans and convertible preferred debt and equity offerings for small companies, in May 2000 and was affiliated with it until December 2003. From July 1997 until February 1999, Mr. Propper worked at Aegis Capital Corp., a broker dealer and member firm of NASD. Mr. Propper received his B.A. (with honors) in Economics and International Studies from Colby College and studied at the London School of Economics.

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

David W. Tralka has most recently been with Merrill Lynch Business Financial Services, Inc. where he served as chairman between November 2000 and September 2005. Prior to serving as chairman, he served Merrill Lynch Business Financial Services as First Vice President - Credit Operations between 1997 and 1999 and first vice president - regional sales director between 1989 and 1997. At Merrill Lynch, Mr. Tralka also served as president of Merrill Lynch Bank & Trust between 1999 and 2000. Mr. Tralka holds a BA in Economics from Cornell University and an MA, Management from Northwestern University’s Kellogg Graduate School of Management.

Robert Moreyra has been a principal and executive vice president of Atlantic American Corporate Group since February 2001. Since February 2001, he also has been a managing director of Atlantic American Capital Advisors, LLC, an investment banking firm wholly owned by Atlantic American Corporate Group, LLC, a diversified investment banking, private equity and real estate investment firm, specializing in assisting small and mid-sized private and public companies. Mr. Moreyra has been a director of Digital Lightwave, Inc., a Nasdaq-listed public company that designs, develops and markets a portfolio of portable and network based products for installing, maintaining and monitoring fiber optic circuits and networks, since June 30, 2003. Since October 2003, Mr. Moreyra has served as executive vice president and director of CEA Acquisition Corporation, an OTC Bulletin Board listed blank check company formed to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business in the entertainment, media and communications industry. From February 2000 to February 2001, Mr. Moreyra was a managing director with H. C. Wainwright & Co., Inc., an investment banking firm. From May 1999 until February 2000, he was a managing director of the investment banking department of The First American Investment Banking Corporation. From March 1998 until May 1999, he was vice president of corporate finance with William R. Hough & Co., an investment banking firm. He joined Pardue, Heid, Church, Smith & Waller, Inc., a real estate consulting firm, in February 1986 and was a principal and its chief executive officer from March 1992 until March 1998. Mr. Moreyra received a B.B.A in finance from the Florida International University and a M.B.A. from the University of Central Florida’s graduate school of business.

Peter Collins is the president of Atlantic American Equity Partners, LLC as well as principal and executive vice president of Atlantic American Corporate Group, LLC. In addition, he is co-founder and president of Community Reinvestment Partners, LP (CRP), a private real estate investment partnership focused on acquiring and developing income-producing commercial real estate in low to moderate-income communities. Prior to CRP, Mr. Collins was a partner at Rock Creek Capital, a private equity firm. Prior to Rock Creek Capital, Mr. Collins served as a manager with the Florida State Board of Administration (Florida’s Public Pension Fund) and was also the chief of staff for four years for state senator Charles Williams. Mr. Collins currently serves as a director/advisor to Triad Financial Services, Timbervest, Cenetec and several venture capital firms. Since January 2005, he has served as a member of the board of directors of CEA Acquisition Corporation. Mr. Collins received his B.S. in finance and his M.B.A. from Florida State University.

These individuals all have operating, acquisitions and consulting experience within the payment industry and will play a key role in identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating its acquisition. Together with the other members of the executive team and advisors, we believe that the skills and transactional expertise of these individuals, their collective access to acquisition opportunities and ideas as well as their contacts, will enable them to successfully identify and effect an acquisition.

Item 10. Executive Compensation

No executive officer has received any cash compensation for services rendered to us. Commencing on the effective date of our IPO through the acquisition of a target business, we will pay Katalyst LLC, an affiliate of our executive officers, a fee of $3,750 per month for providing us with office space and certain office and secretarial services. However, this arrangement is solely for our benefit and is not intended to provide our executive officers compensation in lieu of a salary. Other than the $3,750 per month administrative fee, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our initial stockholders, including our directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. However, such individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged. Because of the foregoing, we will generally not have the benefit of independent directors examining the propriety of expenses incurred on our behalf and subject to reimbursement.

Since we do not currently have an operating business, our officers do not receive any compensation for their service to us; and, since we have no other employees, we do not have any compensation policies, procedures, objectives or programs in place. We will adopt appropriate compensation policies, procedures, objectives or programs after a business combination with a target business is consummated and our management team has had the opportunity to fully understand the operations of the business. However, it is anticipated that, after closing, the compensation for our senior executives will be comprised of four elements: a base salary, an annual performance bonus, equity and benefits.

In developing salary ranges, potential bonus payouts, equity awards and benefit plans, it is anticipated that our board of directors in determining appropriate compensation levels, will take into account: 1) competitive compensation among comparable companies and for similar positions in the market, 2) relevant ways to incentivize and reward senior management for improving shareholder value while building us into a successful company, 3) individual performance, 4) how best to retain key executives, 5) our overall performance and various key component entities, 6) our ability to pay and 7) other factors deemed to be relevant at the time.

Specific compensation plans for key executives, will be negotiated either in connection with a business combination , or thereafter.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of June 22, 2007 by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our officers and directors; and

•	all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership		Percentage of Class

Jonathan Kalman	143,889	(2)	2.5%
C. Richard Corl	123,334	(3)	2.2%
James S. Cassano	102,778	(4)	1.8%
John Hoey(5)	30,833	(6)	0.5%
Craig Samuels(7)	350,000		7.6%
Jeffrey L. Feinberg(8)	493,750		8.64%
JLF Asset Management, L.L.C. (8)	493,750		8.64%
Paul Sonkin (9)	265,000		6.6%
The Hummingbird Value Fund L.P. (9)	132,500		3.3%
The Hummingbird Microcap Value Fund, L.P. (9)	132,500		3.3%
Hummingbird Capital, LLC (9)	265,000		6.6%
Hummingbird Management, LLC(9)	265,000		6.6%
Globis Capital Partners, L.P. (10)	237,517		4.2%
Globis Capital Advisors. L.L.C. (10)	237,515		4.2%
Globis Overseas Fund, Ltd. (10)	50,500		0.9%
Globis Capital Managememt, L.P. (10)	288,017		5.0%
Globis Capital, L.L.C. (10)	288,017		5.0%
Paul Packer(10)	288,017		5.0%
Mitchell Metzman (11)	510,000		8.9%
Marnie Metzman (11)	510,000		8.9%

All Directors and executive officers as a group (four individuals)	400,834	(12)	7.0%

___________________________________

(1)	Unless otherwise indicated, the business address of each of the individuals is 1200 River Road, Suite 1302, Conshohocken, Pennsylvania 19428.

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

(5)	The business address of Mr. Hoey is Beneficial Capital Corp., Post Office Box 40A, Villanova, Pennsylvania 19085.

(6)	Does not include 11,666 shares of common stock issuable upon exercise of warrants which are not exercisable and will not become exercisable within 60 days.

(7)	The business address of Mr. Samuels is 13990 Rancho Dorado Bend, San Diego, CA 92130. The information was derived from a Schedule 13G/A filed with the SEC on February 13, 2007.

(8)
The business address of Mr. Feinberg and JLF Asset Management, L.L.C. is 2775 Via de la Valle, Suite 204, Del Mar, CA 92014. Mr. Feinberg and JLF Asset Management, L.L.C each share voting and dispositive power over their shares. The information was derived from a Schedule 13G filed with the SEC on January 18, 2007.

(9)
The principal office and business address is 460 Park Avenue, 12th Floor, New York, NY 10022. Hummingbird Management, LLC (“Hummingbird”), acts as investment manager to The Hummingbird Value Fund, L.P. ("HVF") and to The Hummingbird Microcap Value Fund, L.P. (the "Microcap Fund"), and has the sole investment discretion and voting authority with respect to the investments owned of record by each of HVF and Microcap Fund. Accordingly, Hummingbird may be deemed for purposes of Rule 13d-3 of the Securities and Exchange Act of 1934, as amended ("Rule 13d-3"), to be the beneficial owner of the securities owned by HVF and Microcap Fund. The managing member of Hummingbird is Paul Sonkin. Mr. Sonkin is also the managing member of Hummingbird Capital, LLC (f/k/a Morningside Capital, LLC), a Delaware limited liability company, the general partner of each of HVF and Microcap Fund. The information was derived from a Schedule 13D filed with the SEC on April 18, 2006.

(10)
The principal office and business address is 60 Broad Street, 38th floor, New York, NY 10004. The Schedule 13G was jointly filed by each of the following persons pursuant to Rule 13d-1 promulgated by the Securities and Exchange Commission pursuant to Section 13 of the Securities Exchange Act of 1934, as amended: (i) Globis Capital Partners, L.P., a Delaware limited partnership ("Globis Partners"), with respect to shares of Common Stock directly held by it; (ii) Globis Capital Advisors, L.L.C., a Delaware limited liability company ("Globis Advisors"), serves as the general partner of Globis Partners, with respect to shares of Common Stock directly held by Globis Partners; (iii) Globis Overseas Fund, Ltd., a Cayman Islands exempted company ("Globis Overseas"), with respect to shares of Common Stock directly held by it; (iv) Globis Capital Management, L.P., a Delaware limited partnership (the "Investment Manager"), which serves as investment manager to, and has investment discretion over the securities held by, Globis Partners and Globis Overseas, with respect to shares of Common Stock directly held by Globis Partners and Globis Overseas; (v) Globis Capital, L.L.C., a Delaware limited liability company ("GC"), which serves as the general partner of the Investment Manager, with respect to shares of Common Stock directly held by Globis Partners and Globis Overseas; and (vi) Mr. Paul Packer ("Mr. Packer"), who is the Managing Member of Globis Advisors, and GC, with respect to shares of Common Stock directly held by Globis Partners and Globis Overseas. The information was derived from a Schedule 13G filed on April 26, 2007.

(11)
Represents 510,000 shares issuable upon the exercise of outstanding warrants, as to which Mitchell Metzman and Marnie Metzman share dispositive control. This information was derived from a Schedule 13G filed on February 29, 2007.

(12)	Does not include 151,668 shares of common stock issuable upon exercise of warrant which are not exercisable and will not become exercisable within 60 days.

All of the shares of our outstanding common stock owned by our initial stockholders prior to the IPO have been placed in escrow with Continental Stock Transfer & Trust Company, as escrow agent, until the earliest of:

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

Item 12. Certain Relationships and Related Transactions, and Director Independence.

We have and will reimburse our officers and directors for any reasonable out-of-pocket business expenses incurred by them in connection with certain activities on our behalf such as identifying and investigating possible target businesses and business combinations. There is no limit on the amount of accountable out-of-pocket expenses reimbursable by us, which will be reviewed only by our board of directors or a court of competent jurisdiction if such reimbursement is challenged.

Other than reimbursable out-of-pocket expenses payable to our officers and directors, no compensation or fees of any kind, including finders and consulting fees has or will be paid by us to any of our Initial Stockholders, officers or directors who owned our common stock prior to our initial public offering, or to any of their respective affiliates for services rendered to us prior to or with respect to the business combination.

Kerry Propper, one of our special advisors, has certain pre-existing fiduciary and contractual obligations to Chardan North China Acquisition Corporation and Chardan South China Acquisition Corporation. Chardan North China Acquisition Corp. and Chardan South China Acquisition Corp. are blank check companies seeking to acquire an operating business north and south, respectively, of the Yangtze River in the People’s Republic of China. To the extent that Mr. Propper identifies business opportunities that may be suitable for Chardan North China Acquisition Corporation or Chardan South China Acquisition Corporation, he will honor his pre-existing contractual and fiduciary obligations to these entities. Accordingly, he may not present opportunities to us that otherwise may be attractive to Chardan North China Acquisition Corporation or Chardan South China Acquisition Corporation unless such entities have declined to accept such opportunities.

In connection with the vote required for any business combination, all of our initial stockholders, including all of our officers and directors, have agreed to vote their respective shares of common stock which were owned prior to the IPO as well as those included in the insider units in accordance with the vote of the public stockholders owning a majority of the shares of our common stock sold in the IPO. In addition, they have agreed to waive their respective rights to participate in any liquidation distribution with respect to those shares of common stock acquired by them prior to the IPO. Any common stock acquired by initial stockholders in the IPO or aftermarket will be considered part of the holdings of the public stockholders. Except with respect to the conversion rights afforded to public stockholders, these initial stockholders will have the same rights as other public stockholders with respect to such shares, including voting rights in connection with a potential business combination. Accordingly, they may vote such shares on a proposed business combination any way they choose.

To further minimize potential conflicts of interest, we have agreed not to consummate a business combination with an entity which is affiliated with any of our initial stockholders unless we obtain an opinion from an independent investment banking firm that the business combination is fair to our unaffiliated stockholders from a financial point of view.]

Item 13. Exhibits

Exhibit No.	Description

3.1	Certificate of Incorporation (1)

3.2	By-laws (1)

4.1	Specimen Unit Certificate (1)

4.2	Specimen Stock Certificate (1)

4.3	Specimen Warrant Certificate (1)

4.4	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant

10.1	Letter Agreement among the Registrant and Katalyst LLC regarding administrative support (1).

10.2
Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and each of Jonathan Kalman, James S. Cassano, C. Richard Corl, John J. Hoey, William Westervelt, Jr., David W. Tralka, Robert Moreyra and Peter Collins (1)

10.3	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and each of Sapphire Canyon Investments LLC, Corl LLC, JSC Group Holdings LLC and FA Holdings LLC (1)

10.4	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant (1)

10.5	Form of Stock Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Initial Stockholders (1)

10.6
Form of Promissory Notes dated as of June 29, 2005 issued to each of Jonathan Kalman, James S. Cassano, C. Richard Corl, First Annapolis, John J. Hoey, Robert Moreyra, Peter Collins and David Tralka (1).

10.7	Registration Rights Agreement among the Registrant and the Initial Stockholders (1)

10.8	Form of Warrant Purchase Agreements among EarlyBirdCapital, Inc. and each of Kerry Propper and YMBB LLC (1)

10.9	Letter Agreement, dated September 28, 2005, among the Registrant and the Initial Shareholders (1)

10.10	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and YMBB LLC (1)

10.11	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Kerry Propper (1)

10.12
Form of Subscription Agreements among the Registrant and each of Jonathan Kalman IRA, C. Richard Corl IRA, JSC Group Holdings LLC, FA Holdings LLC, John J. Hoey, David W. Tralka, Robert Moreyra and Peter Collins (1)

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith

(1) Incorporated by reference to corresponding exhibit to the Registrant’s Registration Statement on Form S-1, as amended (SEC File No. 333-127135)

Item 14. Principal Accountant Fees and Services

The firm of BDO Seidman LLP (“BDO”) has served as our principal accountant since June 2, 2005. The following is a summary of fees paid or to be paid to BDO for services rendered for the last two fiscal years.

AUDIT FEES

The aggregate fees billed or to be billed by BDO Seidman, LLP for professional services rendered since its appointment as Jaguar’s independent registered public accounting firm are $99,885.  Such fees relates to  (i) the audit of Jaguar’s financial statements as of December 9, 2005 and for the period from June 2, 2005 (inception) through December 9, 2006, appearing in Jaguar’s prospectus and registration statement; and the audit of Jaguar’s financial statements as of April 12, 2006 and for the period from June 2,2005 (inception) through April 12, 2006 appearing in Jaguar’s Form  8KA (total $50,875); (ii) the audit of Jaguar’s 10KSB for the period ended March 31, 2006 ($4,600); (iii) the review of Jaguar’s quarterly financial statements set forth in Jaguar’s Quarterly Reports on Form 10QSB for the quarters ended June 30, September 30 and December 31, 2006 (total $28,930); (iii) the audit of Jaguar’s annual financial statements set forth in Jaguar’s Form 10KSB for the fiscal year ended March 31, 2007 (estimated $15,480).

AUDIT-RELATED FEES

During the period, our principal accountant did not render assurance and related services reasonably related to the performance of the audit or review of financial statements.

TAX FEES

During the period, our principal accountant did not render services to us for tax compliance, tax advice and tax planning.

ALL OTHER FEES

During the period, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

AUDIT COMMITTEE APPROVAL

We do not have an audit committee and as a result our board of directors performs the duties of an audit committee. Our board of directors evaluates and approves in advance the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. We do not rely on pre-approval policies and procedures.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JAGUAR AQUISITION CORPORATION
Dated: June 27, 2007
/s/ Jonathan Kalman
Jonathan Kalman
Chief Executive Officer

In accordance with the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jonathan Kalman Jonathan Kalman	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	June 27, 2007

/s/ James S. Cassano James S. Cassano	Executive Vice President, Chief Financial Officer, Secretary and Director (Principal Accounting and Financial Officer)	June 27, 2007

/s/ C. Richard Corl C. Richard Corl	Executive Vice President and Director	June 27, 2007

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-1

Balance Sheets-As of March 31, 2007 and 2006	F-2

Statements of Operations-For the Year Ended March 31, 2007, for the Period from June 2, 2005 (inception) to March 31, 2006 and for the Period from June 2, 2005 (inception) to March 31, 2007	F-3

Statements of Stockholders’ Equity-For the Year Ended March 31, 2007 and for the Period from June 2, 2005 (inception) to March 31, 2007	F-4

Statements of Cash Flows-For the Year Ended March 31, 2007, for the Period from June 2, 2005 (inception) to March 31, 2006 and for the Period from June 2, 2005 (inception) to March 31, 2007	F-5

Notes to Financial Statements	F-8

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Jaguar Acquisition Corporation
Conshohocken, Pennsylvania

We have audited the accompanying balance sheets of Jaguar Acquisition Corporation (a corporation in the development stage) as of March 31, 2007 and March 31, 2006 and the related statements of operations, stockholders’ equity and cash flows for the year ended March 31, 2007, periods from June 2, 2005 (inception) to March 31, 2007 and June 2, 2005 (inception) to March 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express and opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the financial statements, the Company’s Certificate of Incorporation provides for mandatory liquidation of the Company in the event that the Company does not consummate a business combination within 18 months from the date of the consummation of the Offering (“Offering”) (such date would be October 13, 2007), or 24 months from the consummation of the Offering if certain extension criteria have been satisfied (such date would be April 13, 2008).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jaguar Acquisition Corporation as of March 31, 2007 and March 31, 2006, and the related statements of operations, stockholders’ equity and cash flows for the year ended March 31, 2007, periods from June 2, 2005 (inception) to March 31, 2007, and June 2, 2005 (inception) to March 31, 2006 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company would continue as a going concern. As discussed in Note 1 to the financial statements, the company is required to consummate a business combination by April 13, 2008. The possibility of such business combination not being consummated raises substantial doubt as to its ability to continue as a going concern, and the financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/BDO Seidman, LLP

BDO Seidman, LLP

New York, New York

June 26, 2007

Jaguar Acquisition Corporation
(A corporation in the development stage)
Balance Sheets

	March 31 2007	March 31 2006

Assets
Current Assets:
Cash and cash equivalents	$193,651	$470
Cash and cash equivalents held in trust fund (note 1)	25,913,282	-
Accrued interest receivable in Trust Fund (note 1)	76,552	-
Prepaid expenses	46,259	-
Total Current Assets:	26,229,744	470
Deferred offering costs (note 1)		110,330
Deferred acquistion costs	202,774	-
Total Assets	$26,432,518	$110,800

Liabilities and Stockholder' Equity
Current Liabilities:
Accounts payable	$19,251	$-
Accured acquisition costs	113,362
Accrued offering costs	-	$12,000
Taxes payable (note 8)	67,075	-
Note payable, stockholders (note 6)	-	75,000
Total Current Liabilities	199,688	87,000

Common Stock, subject to possible conversion, 919,540 shares
at conversion value (note 2)	5,189,769	-

Commitment (Note 3)

Stockholders' equity (Notes 4,5 and 7)
Preferred Stock, $.0001 par value, Authorized
1,000.000 shares, none issued	-	-
Common Stock, $.0001 par value, Authorized
20,000,000 shares, Issued and outstanding
5,716,667 shares (which includes 919,540 subject
to possible conversion) and 1,000,000 respectively	572	100
Additional paid-in capital	20,460,184	24,900
Retained earnings (deficit) accumulated during
development stage	582,305	(1,200)

Total Stockholder's Equity	21,043,061	23,800

Liabilities and Stockholder' Equity	$26,432,518	$110,800

See summary of significant accounting policies and accompanying notes to financial statement.

Jaguar Acquisition Corporation
(A corporation in the development stage)
Statements of Operations

		Period from	Period from
	Year	June 2, 2005	June 2, 2005
	ended	(inception) to	(inception) to
	March 31	March 31	March 31
	2007	2006	2007

Income:
Interest income	$894,117	$-	$894,117
Loss on disposition of Treasury bills	(2,285)	-	(2,285)
Total Income	891,832	-	891,832

Expenses:
General and administrative
and formation expenses (Note 3)	240,477	1,200	241,677

Net income (loss) before taxes	651,355	(1,200)	650,155

Provision for taxes (Note 8)	67,850	-	67,850

Net income (loss) for period	$583,505	$(1,200)	$582,305

Accretion of Trust Account relating to
common stock subject to possible conversion	(178,276)	-	(178,276)

Net income (loss) attributable to other
common shareholders	$405,229	$(1,200)	$404,028

Weighted average shares outstanding,
subject to possible conversion	919,540	0

Net income per share - basic and diluted	$0.19	$-

Weighted average common shares outstanding	4,672,290	1,000,000

Net income (loss) per share - basic and diluted	$0.09	$(0.00)

See summary of significant accounting policies and notes to financial statement

Jaguar Acquisition Corporation
(A corporation in the development stage)
Statements of Stockholders’ Equity

				Retained Earnings/
			Additional	(deficit) accumulated	Total
	Common Stock		Paid-In	during the	Stockholder's
	Shares	Amount	Capital	development stage	Equity
Balance, June 2, 2005 (inception)		$-	$-	$-	$-

Common shares issued to initial stockholders	1,000,000	100	24,900	-	25,000

Net Loss for the period				(1,200)	(1,200)
Balance March 31, 2006	1,000,000	$100	$24,900	$(1,200)	$23,800

Sale of 4,000,000 units of underwriters'
discount and offering expenses (includes
799,600 shares subject to possible conversion	4,000,000	400	21,626,463	-	21,626,863

Proceeds subject to possible conversion of 799,600 shares	-	-	(4,357,820)	-	(4,357,820)

Proceeds from issuance of underwriter purchase option	-	-	100	-	100

Proceeds from issuance of insider units	116,667	12	699,990	-	700,002

Sale of 600,000 units in overallotment ( includes 119,940 shares
subject to possible conversion), net of underwriter's discount	600,000	60	3,311,940	-	3,312,000

Proceeds subject to possible conversions of 119,940 shares	-	-	(653,672)	-	(653,672)

Accretion of trust relating to common stock subject to	-	-	(178,276)	-	(178,276)
possible conversion

Additional offering expenses	-	-	(13,441)	-	(13,441)

Net Income for the year ending March 31 2007	-	-	-	583,505	583,505
Balance,March 31,2007	5,716,667	$572	$20,460,184	$582,305	$21,043,061

See summary of significant accounting policies and accompanying notes to financial statements

Jaguar Acquisition Corporation
(A corporation in the development stage)
Statements of Cash Flows

		Period from	Period from
	Year	June 2, 2005	June 2, 2005
	ended	(inception) to	(inception) to
	March 31	March 31	March 31
	2007	2006	2007

Cash Flows from operating activities
Net Income (loss) for the period	$583,505	$(1,200)	$582,305

Adjustments to reconcile net income
Increase in prepaid expenses	(46,259)	-	(46,259)
Increase in accrued expenses	-	-	-
Increase in accounts payable	19,251	-	19,251
Increase in taxes payable	67,075	-	67,075
Increase in interest receivable	(76,552)	-	(76,552)
Net cash provided by (used in) operating activities	$547,020	$(1,200)	$545,820

Cash Flows from Investing activities
Cash and cash equivalents held in trust account	$(25,913,282)	$-	$(25,913,282)
Deferred acquistion costs	(89,412)	-	(89,412)
Net cash used in investing activities	$(26,002,694)	$-	$(26,002,694)

Cash Flow from Financing activities
Proceeds from initial public offering, net	$25,723,855	$-	$25,723,855
Proceeds from notes payable, shareholders	-	75,000	75,000
Payment of notes payable, shareholders	(75,000)	-	(75,000)
Proceeds from issuance of shares of common stock to initial shareholders	-	25,000	25,000
Payment of deferred offering costs		(98,330)	(98,330)
Net cash provided by financing activities	$25,648,855	$1,670	$25,650,525

Net increase in cash and cash equivalents	$193,181	$470	$193,651
Cash and cash equivalents at beginning of period	470		-
Cash and cash equivalents at end of period	$193,651	$470	$193,651

Supplemental disclosure of non-cash financing activities
Accrued offering costs	$-	$12,000	$12,000
Accured acquisition costs	$113,362	$-	$113,362
Accretion of trust fund relating to common stock subject to possible conversion	$178,276	$-	$178,276

Fair value of underwriter purchase option	$759,500	$-	$759,500

Taxes paid	$745	$-	$745

See summary of significant accounting policies and accompanying notes to financial statements

Jaguar Acquisition Corporation
(A corporation in the development stage)
Summary of Significant Accounting Policies

Cash and Cash Equivalents	The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents

Securities Held in Trust Fund	The Company carries its investment in U.S. government at cost, which approximates fair value.

Income Taxes
The Company follows Statement of Financial Accounting Standards No. 109 (“SFAS No. 109”), “Accounting for Income Taxes” which is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns.

Net Income per Common Share	Basic net income (loss) per share is computed by dividing net income (loss) applicable to common stock by the weighted average common shares outstanding during the period.

Basic earnings (loss) per share excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted average common shares outstanding for the period. Calculation of the weighted average common shares outstanding during the period is based on 1,000,000 initial shares outstanding throughout the period from June 2, 2005 (inception) to March 31, 2007 and 3,797,127 common shares outstanding after the effective date of the offering on April 13, 2006. Net income per share subject to possible conversion is calculated by dividing accretion of trust account relating to common stock subject to possible conversion by 919,540 common stock subject to possible conversion. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. At March 31, 2007, there were no such potentially dilutive securities.

Deferred Offering Costs
Deferred offering costs consist principally of legal, audit and underwriting fees incurred through the balance sheet date that were charged to capital upon receipt of the proceeds from the offering during April 2006.

Deferred Acquisition Costs	Costs related to proposed acquisitions are capitalized and in the unlikely event the acquisition does not occur the costs are expensed.

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

New Accounting Pronouncements
In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, and Interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an income tax return. FIN 48 also provides guidance in derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. FIN 48 is effective for the fiscal years beginning after December 15, 2006. The adoption of FIN 48 is not expected to have a significant effect on the Company’s balance sheet or statements of operations.

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

The registration statement for the Company’s initial public offering (“Offering”) was declared effective April 5, 2006. The Company consummated the offering on April 13, 2006 and received net proceeds of approximately $21,600,000 from the sale of 4,000,000 units. The Company incurred $110,330 in deferred offering costs as of March 31, 2006 which were charged to Additional Paid-In Capital at the time of the initial public offering. On April 18, 2006 the underwriters exercised their over-allotment option and the Company received net proceeds of approximately $3,300,000. The Company’s management has broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all of the net proceeds of this Offering are intended to be generally applied toward consummating a business combination with an operating business (“Business Combination”). Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. An amount of $25,098,002 (including $700,002 of proceeds from the Insider Units discussed in Note 8) was placed in an interest-bearing trust account. As of March 31, 2007 an amount of $25,989,834 (which includes accrued interest of $76,552) is being held in an interest-bearing trust account (“Trust Account”) until the earlier of (i) the consummation of a Business Combination or (ii) liquidation of the Company. Under the agreement governing the Trust Account, funds will only be invested in United States government securities (Treasury Bills) with a maturity of 180 days or less. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

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

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his shares. The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by Initial Stockholders. In this respect, $5,189,769 (which includes $178,276 accretion of Trust Fund) has been classified as common stock subject to possible conversion at March 31, 2007.

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

2.	Offering
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

3.	Commitment
The Company presently occupies office space provided by an affiliate of an Initial Stockholder. Such affiliate has agreed that, until the acquisition of a target business by the Company, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate $3,750 per month for such services commencing on April 5, 2006, the effective date of the Offering. Amounts of $45,000 for the year ended March 31, 2007 and $45,000 for the period from June 2, 2005 (inception) to March 31, 2007 are included in general and administrative expenses for such services.

4.	Preferred Stock	The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

5.	Common Stock
On February 6, 2006, the Company's Board of Directors authorized a stock dividend of 0.333333 shares of common stock for each outstanding share of common stock. All references in the accompanying financial statements to the number of shares of common stock have been retroactively restated to reflect these transactions.

At March 31, 2007, 10,483,334 shares of common stock were reserved for issuance upon exercise of redeemable warrants and the representative’s unit purchase option.

6.	Notes Payable Stockholders
In June 2005, the Company issued an aggregate of $75,000 unsecured promissory notes to its Initial Stockholders. The notes are non-interest-bearing and were paid following the consummation of the Offering from the net proceeds of the Offering.

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

8.	Provision for Taxes	Provision for current franchise and income taxes consists of:

	Federal	State Franchise and	Total
	Income Taxes	Income Taxes	Current

Year ended
March 31, 2007	$2,000	$65,850	$67,850

Period from June 2, 2005
(Inception) to March 31,2006	$-	$-	$-

Period from June 2, 2005
(Inception) to March 31,2007	$2,000	$65,850	$67,850

 Due to the majority of the Company’s interest income being tax exempt, the Company has a net operating loss for Federal income tax purposes of approximately $180,000. The deferred tax asset resulting from such net operating loss has been fully offset by a valuation allowance due to uncertainty of its realization.