Form 10QSB
period 2007-06-30
Jaguar Acquisition Corp.
filed 2007-08-14
CIK 1331474

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

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

As of August 10, 2007, 5,716,667 shares of common stock, par value $.0001 per share, were issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

 Jaguar Acquisition Corporation
(A corporation in the development stage)
Balance Sheets

	June 30, 2007	March 31, 2007
	(unaudited)

Assets
Current assets:
Cash and cash equivalents	$48,420	$193,651
Cash and cash equivalents held in Trust Fund (Note 2)	26,149,682	25,913,282
Accrued interest receivable in Trust Fund (Note 2)	77,086	76,552
Prepaid expenses	24,892	46,259
Total current assets	26,300,080	26,229,744
Deferred acquisition costs	356,617	202,774
Total assets	$26,656,697	$26,432,518

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	21,176	19,251
Accrued expenses	30,000	-
Accrued acquisition costs	147,312	113,362
Taxes payable	87,075	67,075
Total current liabilities	285,563	199,688

Common Stock, subject to possible conversion, 919,540 shares at conversion value (Note 2)	5,237,132	5,189,769

Commitment (Note 4)

Stockholders’ equity (Notes 5, 6 and 8)
Preferred stock, $.0001 par value, Authorized 1,000,000 shares; none issued	--	--
Common stock, $.0001 par value Authorized 20,000,000 shares	572	572
Issued and outstanding 5,716,667 shares (which includes 919,540 subject to possible conversion) and 1,000,000, respectively
Additional paid-in capital	20,412,821	20,460,184
Retained earnings accumulated during development stage	720,609	582,305

Total stockholders’ equity	21,134,002	21,043,061

Total liabilities and stockholders’ equity	$26,656,697	$26,432,518

See summary of significant accounting policies and accompanying notes to financial statements.

Jaguar Acquisition Corporation
(A corporation in the development stage)
Statements of Operations

	Quarter	Quarter	Period from June 2, 2005
	ended	ended	(inception to)
	June 30	June 30	June 30
	2007	2006	2007
	(Unaudited)	(Unaudited)	(Unaudited)

Income:
Interest income	$236,935	$200,480	$1,131,051
Loss on disposition of T-Bills		-	(2,285)
Total Income	$236,935	$200,480	$1,128,766

Expenses:
General and administrative and formation expenses (Note 4)	78,631	39,594	320,307

Net income before income taxes	158,304	161,246	808,459

Provision for taxes (Note 9)	20,000	12,000	87,850

Net income for the period	$138,304	$149,246	$720,609

Accretion of Trust Account relating to common stock subject to possible conversion	(47,363)	(45,746)	(225,639)

Net income attributable to other common stockholders	$90,940	$103,500	$494,970

Weighted average number of shares subject to possible conversion	919,540	919,540

Net income per share - basic and diluted	$0.05	$0.05

Weighted average number of shares outstanding	4,797,127	4,142,382

Net income per share - basic and diluted	$0.02	$0.03

See summary of significant accounting policies and accompanying notes to financial statements.

Jaguar Acquisition Corporation
(A corporation in the development stage)
Statements of Stockholders’ Equity

	Common Stock		Additional Paid-In	Retained Earnings/	Total Stockholders’
	Shares	Amount	Capital	(deficit)	Equity
Balance, June 2, 2005 (inception)	-	$-	$-	$-	$-

Common shares issued to initial stockholders	1,000,000	100	24,900	-	25,000

Net loss for the period				(1,200)	(1,200)
Balance, March 31, 2006	1,000,000	$100	$24,900	$(1,200)	$23,800

Sale of 4,000,000 units, net of underwriters’ discount and offering expenses (includes 799,600 shares subject to possible conversion)	4,000,000	400	21,626,463	-	21,626,863

Proceeds from issuance of common stock subject to possible conversion of 799,600 shares	-	-	(4,357,820)	-	(4,357,820)

Proceeds from issuance of underwriter purchase option	-	-	100	-	100

Proceeds from issuance of insider units	116,667	12	699,990	-	700,002

Sale of 600,000 units in overallotment ( includes 119,940 shares subject to possible conversion), net of underwriter’s discount	600,000	60	3,311,940	-	3,312,000

Proceeds from issuance of common stock subject to possible conversion of 119,940 shares	-	-	(653,672)	-	(653,672)

Accretion of trust relating to common stock subject to possible conversion	-	-	(178,276)	-	(178,276)

Additional offering expenses	-	-	(13,441)	-	(13,441)

Net income for the period ending March 31 2007	-	-	-	583,505	583,505
Balance, March 31,2007	5,716,667	$572	$20,460,184	$582,305	$21,043,061
Accretion of trust relating to common stock subject to possible conversion (unaudited)	-	-	(47,363)	-	(47,363)
Net Income for the period ending June 30, 2007 (unaudited)	-	-	-	138,304	138,304
Balance, June 30,2007 (unaudited)	5,716,667	$572	$20,412,821	$720,609	$21,134,002

See summary of significant accounting policies and accompanying notes to financial statements.

Jaguar Acquisition Corporation
(A corporation in the development stage)
Statements of Cash Flows

	Quarter	Quarter	Period from June 2, 2005
	ended	ended	(inception) to
	June 30	June 30	June 30
	2007	2006	2007
	(Unaudited)	(Unaudited)	(Unaudited)

Cash Flows from operating activities
Net Income for the period	$138,304	$149,246	$720,690

Adjustments to reconcile net income
(Increase) decrease in prepaid expenses	21,367	(113,451)	(24,892)
Increase (decrease) in accounts payable	1,925	13,600	21,176
Increase (decrease) in accounts payable	30,000	-	30,000
Increase in tax payable	20,000	12,000	87,075
Increase in interest receivable	(534)	(109,999)	(77,086)
Net cash used in operating activities	$211,062	$(48,604)	$756,882

Cash Flows from investing activities
Increase in cash and cash equivalents held in trust account	$(236,400)	$(25,188,843)	$(26,149,682)
Payment of deferred acquisition costs	(119,893)	-	(209,305)
Net cash used in investing activities	$(356,293)	$(25,188,843)	$(26,358,987)

Cash Flow from financing activities
Proceeds from initial public offering, net	$-	$25,729,828	$25,723,855
Proceeds from notes payable, stockholders	-	-	75,000
Proceeds of notes payable, stockholders	-	(75,000)	(75,000)
Proceeds from issuance of common stock to initial stockholders	-	-	25,000
Payment of deferred offering costs	-	-	(98,330)
Net cash provided by financing activities	$-	$25,654,828	$25,650,525

Net increase in cash and cash equivalents	$(145,231)	$417,381	$48,420
Cash and cash equivalents at the beginning of period	193,651	470	—
Cash and cash equivalents at the end of period	$48,420	$417,851	$48,420

Supplemental disclosure of non-cash financing activities
Accrued offering costs	$-	$5,973	$-
Accrued acquisition costs	$33,950	$-	$147,312
Accretion of trust fund relating to common stock subject to possible conversion	$47,363	$45,746	$225,639
Fair value of underwriter purchase option	$-	$-	$759,500
Taxes Paid	$-	$-	$745

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

Basic earnings (loss) per share excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted average common shares outstanding for the period. Calculation of the weighted average common shares outstanding during the period is based on 1,000,000 initial shares outstanding throughout the period from June 2, 2005 (inception) to June 30, 2007 and 3,797,127 common shares outstanding after the effective date of the offering on April 13, 2006. Net income per share subject to possible conversion is calculated by dividing accretion of trust account relating to common stock subject to possible conversion by 919,540 common stock subject to possible conversion. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the equity. At June 30, 2007, there were no such potentially dilutive securities.

Deferred Offering Costs
Deferred offering costs consisted principally of legal, audit and underwriting fees incurred through the balance sheet date that were charged to capital upon receipt of the proceeds from the offering during April 2006.

Deferred Acquisition Costs	Costs related to proposed acquisitions are capitalized and in the unlikely event the acquisition does not occur, the costs are expensed.

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

Recently Issued Accounting Standards
In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income taxes, and Interpretation of FASB Statement No. 10.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an income tax return. FIN 48 also provides guidance in derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. FIN 48 is effective for the fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a material inpact on the Company’s financial statements.

Jaguar Acquisition Corporation
(a corporation in the development stage)
Notes to Unaudited Financial Statements

1.	Basis of Presentation
The accompanying financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10QSB. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements that were included in the Company’s Form 10-KSB for the period ended March 31, 2007.

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

The registration statement for the Company’s initial public offering (“Offering”) was declared effective April 5, 2006. The Company consummated the offering on April 13, 2006 and received net proceeds of approximately $21,600,000 from the sale of 4,000,000 units. The Company incurred approximately $110,330 in deferred offering costs as of March 31, 2006 which were charged to Additional Paid-In Capital at the time of the initial public offering. On April 18, 2006 the underwriters exercised their over-allotment option and the Company received net proceeds of approximately $3,300,000. The Company’s management has broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all of the net proceeds of this Offering are intended to be generally applied toward consummating a business combination with an operating business (“Business Combination”). Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. An amount of $25,098,002 (including $700,002 of proceeds from the Insider Units discussed in Note 8) was placed in an interest-bearing trust account. As at June 30, 2007 an amount of $26,266,768 (which includes accrued interest of $77,086) is being held in an interest-bearing trust account (“Trust Account”) until the earlier of (i) the consummation of a Business Combination or (ii) liquidation of the Company. Under the agreement governing the Trust Account, funds will only be invested in United States government securities (Treasury Bills) with a maturity of 180 days or less. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

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

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his shares. The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by Initial Stockholders. In this respect, $5,237,132 (which includes $225,639 accretion of Trust Fund) has been classified as common stock subject to possible conversion at June 30, 2007.

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
The Company sold 4,600,000 units (“Units”) in the Offering, which includes the 600,000 Units subject to the underwriters’ over-allotment. Each Unit consists of one share of the Company’s common stock, $.0001 par value, and two Redeemable Common Stock Purchase Warrants (“Warrants”). Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00 commencing the later of the completion of a Business Combination or one year from the effective date of the Offering and expiring four years from the effective date of the Offering. The Warrants will be redeemable, upon prior written consent of the underwriter, at a price of $.01 per Warrant upon 30 days’ notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given. In connection with this Offering, the Company issued an option, for $100, to the representative of the underwriters to purchase 350,000 Units at an exercise price of $9.10 per Unit. On April 5, 2006, the Company estimated that the fair value of this unit purchase option was approximately $759,500 ($2.17 per Unit) using a Black-Scholes option-pricing model. The fair value of the unit purchase option was estimated using the following assumptions: (1) expected volatility of 48.79%, (2) risk-free interest rate of 4.79% and (3) expected life of five years. The Company accounted for the fair value of the unit purchase option as an expense of the Offering resulting in a charge directly to stockholders’ equity. The unit purchase option may be exercised for cash or on a “cashless” basis, at the holder’s option, such that the holder may use the appreciated value of the unit purchase option (the difference between the exercise prices of the unit purchase option and the underlying Warrants and the market price of the Units and underlying securities) to exercise the unit purchase option without the payment of any such cash. In addition, the warrants underlying such Units are exercisable at $5.00 per share.

4.	Commitment
The Company presently occupies office space provided by an affiliate of an Initial Stockholder. Such affiliate has agreed that, until the acquisition of a target business by the Company, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company agreed to pay such affiliate $3,750 per month for such services commencing on April 5, 2006, the effective date of the Offering. Amounts of $9,750 for the three-month period ended June 30, 2007 and $54,750 for the period from June 2, 2005 (inception) to June 30, 2007 are included in general and administrative expenses for such services.

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

At June 30, 2007, 10,483,334 shares of common stock were reserved for issuance upon exercise of redeemable warrants and the representative’s unit purchase option.

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

Jaguar Acquisition Corporation
(a corporation in the development stage)
Notes to Unaudited Financial Statements

9.	Provision for Taxes	Provision for current taxes consists of:

		State Franchise
	Federal	and	Total
	Income Taxes	Income Taxes	Current

Quarter ended June 30, 2007	$-	$20,000	$20,000
Quarter ended June 30, 2006	$2,000	$10,000	$12,000
Period from June 2, 2005 (inception) to June 30, 2007	$2,000	$85,850	$87,850

Due to the majority of the Company’s interest being tax exempt, the Company has an operating loss for Federal Income Tax purposes and the deferred tax asset resulting from such operating loss has been fully offset by a valuation allowance due to uncertainty of its realization.

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

Plan of Operations

We were formed on June 2, 2005, to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business. Until consummation of our initial public offering in April 2006, all of our activity related to our formation and initial public offering. Since then, we have been searching for a prospective target business to acquire. We intend to utilize cash derived from the proceeds of our public offering, our capital stock, debt or a combination of cash, capital stock and debt, in effecting a business combination.

Net income for the three months ended June 30, 2007 of $138,304 consisted of $236,935 of interest income reduced by $11,250 for a monthly administrative services agreement, $21,367 for insurance, $33,600 for professional fees, $20,000 for state income and franchise taxes and $12,414 for other expenses.

Net income for the three months ended June 30, 2006 of $149,246 consisted of $200,840 of interest income reduced by $7,500 for a monthly administrative services agreement, $16,899 for insurance, $9,000 for professional fees, $18,000 for income taxes and $195 for other expenses.

Net income for the period ended June 2, 2005 (inception) to June 30, 2007 of $720,609 consisted of $1,131,051 of interest income reduced by a loss on disposition of treasury bills of $2,285, $54,750 for a monthly administrative services agreement, $106,361 for insurance, $108,088 for professional fees, $87,850 for taxes and $51,108 for other expenses.

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

The net proceeds are available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses.

ITEM 6: EXHIBITS

(a)   Exhibits:

31.1 – Certification of the Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended

31.2 – Certification of the Chief Financial Officer (Principal Financial Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended

32.1 – Certification of the Chief Executive Officer (Principal Executive Officer) pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2007

32.2 – Certification of the Chief Financial Officer (Principal Financial Officer) pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JAGUAR AQUISITION CORPORATION

Dated: August 14, 2007	By:	/s/ Jonathan Kalman
Jonathan Kalman.
Chief Executive Officer

By:	/s/ James S. Cassano
James S. Cassano
Chief Financial Officer