Form 10QSB
period 2007-09-30
Jaguar Acquisition Corp.
filed 2007-11-14
CIK 1331474

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

☐	Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from _____________ to _____________

Commission File Number 000-51546

Jaguar Acquisition Corporation
(Exact Name of Small Business Issuer as Specified in Its Charter)
Delaware	20-2942206
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

161 Washington Street, Suite 1050, Conshohocken, Pennsylvania 19428
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
Yes ☒ No ☐

As of November 5, 2007, 5,716,667 shares of common stock, par value $.0001 per share, were issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

Page
Part I: Financial Information:

Item 1 -Financial Statements (Unaudited):

Balance Sheets	3

Statements of Operations	4

Statements of Stockholders’ Equity	5

Statements of Cash Flows	6

Summary of Significant Accounting Policies	7

Notes to Unaudited Financial Statements	10

Item 2 - Management’s Discussion and Analysis or Plan of Operation	7-15

Item 3 - Controls and Procedures	17

Part II: Other Information

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 6 - Exhibits	18

Signatures	19

Jaguar Acquisition Corporation
(A corporation in the development stage)
Balance Sheets

September 30, 2007  March 31, 2007
(unaudited)
Assets
Current assets:
Cash and cash equivalents	$474,315	$193,651
Cash and cash equivalents held in Trust Fund (Note 2)	26,384,929	25,913,282
Accrued interest receivable in Trust Fund (Note 2)	80,462	76,552
Prepaid expenses	3,290	46,259
Total current assets	26,942,996	26,229,744
Deferred acquisition costs	599,969	202,774
Total assets	$27,542,965	$26,432,518
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	7,500	19,251
Accrued expenses	30,000	-
Accrued acquisition costs	348,441	113,362
China Cablecom Loan (note 10)	475,000	-
Note payable, stockholders (note 7)	65,000	-
Taxes payable	102,837	67,075
Total current liabilities	1,028,778	199,688
Common Stock, subject to possible conversion,	5,284,833	5,189,769
919,540 shares at conversion value (Note 2)
Commitment (Note 4)
Stockholders’ equity (Notes 5, 6 and 8)
Preferred stock, $.0001 par value, Authorized
1,000,000 shares; none issued	—	—
Common stock, $.0001 par value
Authorized 20,000,000 shares
Issued and outstanding 5,716,667 shares (which
includes 919,540 subject to possible conversion)	572	572
Additional paid-in capital	20,365,120	20,460,184
Retained earnings accumulated during
development stage	863,662	582,305

Total stockholders’ equity	21,299,354	21,043,061

Total liabilities and stockholders’ equity	$27,542,965	$26,432,518

See summary of significant accounting policies and accompanying notes to financial statements.

Jaguar Acquisition Corporation
(A corporation in the development stage)
Statements of Operations

					Period from
	Quarter	Six Months	Quarter	Six Months	June 2, 2005
	ended	ended	ended	ended	(inception to)
	September 30	September 30	September 30	September 30	September 30
	2007	2007	2006	2006	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Income:
Interest income	$238,623	$475,558	$238,666	$439,506	$1,369,675
Loss on disposition of Treasury Bills				-	(2,285)
Total Income	$238,623	$475,558	$238,666	$439,506	$1,367,390

Expenses:
General and administrative
and formation expenses (Note 4)	79,808	158,439	83,931	123,525	400,116

Net income before income taxes	158,815	317,119	154,735	315,982	967,274

Provision for income taxes (Note 9)	15,762	35,762	11,000	23,000	103,612

Net income for period	$143,053	$281,357	$143,735	$292,981	$863,662

Accretion of Trust Account relating to
common stock subject to possible conversion	(47,701)	(95,064)	(42,111)	(87,857)	(273,340)

Net income attributable to other	$95,352	$186,293	$101,624	$205,124	$590,322
common shareholders

Weighted average number of shares subject to conversion	919,540	919,540	919,540	919,540

Net income per share - basic and diluted	$0.05	$0.10	$0.05	$0.10

Weighted average number of shares outstanding	4,849,843	4,849,843	4,849,843	4,849,843

Net income per share - basic and diluted	$0.02	$0.04	$0.02	$0.04

See summary of significant accounting policies and accompanying notes to financial statements.

Jaguar Acquisition Corporation
(A corporation in the development stage)
Statements of Stockholders’ Equity

			Additional		Retained	Total
	Common Stock		Paid-In		Earnings	Stockholder's
	Shares	Amount	Capital		(deficit)	Equity
Balance, June 2, 2005 (inception)
Common shares issued to initial stockholders	1,000,000	$100	$24,900	$		$25,000
Net Loss for the period					(1,200)	(1,200)
Balance March 31, 2006	1,000,000`	$100	$24,900		$(1,200)	$23,800
Sale of 4,000,000 units of underwriters'
discount and offering expenses (includes
799,600 shares subject to possible conversion	4,000,000	400	21,626,463		-	21,626,863

Proceeds subject to possible conversion of 799,600 shares	-	-	(4,357,820)		-	(4,357,820)

Proceeds from issuance of underwriter purchase option	-	-	100		-	100

Proceeds from issuance of insider units	116,667	12	699,990		-	700,002

Sale of 600,000 units in overallotment ( includes 119,940 shares
subject to possible conversion), net of underwriter's discount	600,000	60	3,311,940		-	3,312,000

Proceeds subject to possible conversions of 119,940 shares	-	-	(653,672)		-	(653,672)

Accretion of trust relating to common stock subject to	-	-	(178,276)		-	(178,276)
possible conversion
Additional offering expenses	-	-	(13,441)		-	(13,441)
Net Income for the period ending March 31 2007	-	-	-		583,505	583,505
Balance, March 31,2007	5,716,667	$572	$20,460,184		$582,305	$21,043,061

Accretion of trust relating to common stock subject to	-	-	(95,064)			(95,064)
possible conversion (unaudited)

Net Income for the period ending September 30, 2007 (unaudited)	-	-	-		281,357	281,357
Balance, September 30, 2007 (Unaudited)	5,716,667	$572	$20,365,120		$863,662	$21,229,354

See summary of significant accounting policies and accompanying notes to financial statements.

Jaguar Acquisition Corporation
(A corporation in the development stage)
Statements of Cash Flows

			Period from
	Six Months	Six Months	June 2, 2005
	ended	ended	(inception to)
	September 30	September 30	September 30
	2007	2006	2007
	(Unaudited)	(Unaudited)	(Unaudited)
Cash Flows from operating activities
Net Income (loss) for the period	$281,357	$292,981	$863,662

Adjustments to reconcile net income
(Increase) decrease in prepaid expenses	42,969	(91,553)	(3,290)
Increase in accrued expenses	30,000	5,973	30,000
Increase (decrease) in accounts payable	(11,751)	(8,250)	7,500
Increase in income taxes payable	35,762	23,000	102,837
Increase in interest receivable	(3,910)	(171,361)	(80,462)
Net cash provided by (used in) operating activities	$374,427	$50,790	$920,247

Cash Flows from Investing activities
Cash and cash equivalents held in trust account	$(471,647)	$(25,366,147)	$(26,384,929)
Deferred acquisition costs paid	(162,114)		(251,528)
Net cash used in investing activities	$(633,763)	$(25,366,147)	$(26,636,457)

Cash Flow from Financing activities
Proceeds from initial public offering, net	$-	$25,736,353	$25,723,855
Proceeds from notes payable, shareholders	65,000	-	140,000
Proceeds from China Cablecom Loan	475,000		475,000
Payment of notes payable, shareholders	-	(75,000)	(75,000)
Proceeds of issuance of shares of common stock to initial shareholders	-	-	25,000
Payment of deferred offering costs	-		(98,330)
Net cash provided by financing activities	$540,000	$25,661,353	$26,190,525

Net increase in cash and cash equivalents	$280,664	$345,996	$474,315
Cash and cash equivalents at beginning of period	193,651	470	-
Cash and cash equivalents at end of period	$474,315	$346,466	$474,315

Supplemental disclosure of non-cash financing activities
Accrued offering costs		$5,973
Accrued acquisition costs	$235,079		$348,441
Accretion of trust fund relating to common stock subject to	$95,064	$87,857	$273,340
possible conversion
Fair value of underwriter purchase option		$759,500	$759,500
Taxes Paid			$745

See summary of significant accounting policies and accompanying notes to financial statements

Jaguar Acquisition Corporation
(A corporation in the development stage)
Summary of Significant Accounting Policies

Cash and Cash	The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.
Equivalents

Securities Held in	The Company carries its investment in U.S. government securities at
Trust Fund	cost, which approximates fair value.

Income Taxes
The Company follows Statement of Financial Accounting Standards No. 109 (“SFAS No. 109”), “Accounting for Income Taxes” which is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns.

Net Income Per Share
Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding for the period. Calculation of the weighted average common shares outstanding during the period is based on 1,000,000 initial shares outstanding throughout the period from June 2, 2005 (inception) to September 30, 2007 and 3,797,127 common shares outstanding after the effective date of the offering on April 13, 2006. Net income per share subject to possible conversion is calculated by dividing accretion of trust account relating to common stock subject to possible conversion by 919,540 common stock subject to possible conversion. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the equity. At September 30, 2007, there were no such potentially dilutive securities.

Deferred Offering Costs
Deferred offering costs consisted principally of legal, audit and underwriting fees incurred through the balance sheet date that were charged to capital upon receipt of the proceeds from the offering during April 2006.

Deferred Acquisition Costs
Costs related to proposed acquisitions are capitalized and in the unlikely event the acquisition does not occur, the costs are expensed. At September 30, 2007, the Company has incurred $599,969 of such costs related to the proposed business combination discussed in Notes 10 and 11.

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

Jaguar Acquisition Corporation
(A corporation in the development stage)
Notes to Unaudited Financial Statements

Recently Issued Accounting Standards
In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income taxes, and Interpretation of FASB Statement No. 10.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an income tax return. FIN 48 also provides guidance in derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. FIN 48 was effective for the fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a material impact on the Company’s financial statements.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS No. 157”) , which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value estimates. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. The Company will evaluate the potential impact, if any, of the adoption of SFAS No. 157 on its financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “the Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB No. 115 (“SFAS No. 159”). SFAS No. 159 permits entities to elect to measure many financial instruments and certain other items at fair value.

Upon adoption of SFAS No. 159, an entity may elect the fair value option for eligible items that exist at the adoption date. Subsequent to the initial adoption, the election of the fair value option should only be made at initial recognition of the asset or liability or on a remeasurement event that fives rise to new-basis accounting. SFAS No. 159 does not effect any existing accounting literature that requires certain assets and liabilities to be carried at fair value nor does it eliminate disclosure requirements included in other accounting standards. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and may be adopted earlier but only if the adoption is in the first quarter of the fiscal year. The Company is evaluating whether it will adopt the provisions of SFAS No. 159.

Jaguar Acquisition Corporation
(A corporation in the development stage)
Notes to Unaudited Financial Statements

Management does not believe that any other recently issued, but not yet effective accounting standard if currently adopted would have a material effect on the Company’s consolidated financial statements.

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

In the opinion of the Company, all adjustments (consisting primarily of normal accruals) have been made that are necessary to present fairly the financial position and results of operations of the Company. Operating results for the interim period presented are not necessarily indicative of the results to be expected for a full year.

2.	Organization and Business Operations
Jaguar Acquisition Corporation (the “Company”) was incorporated in Delaware on June 2, 2005 as a blank check company whose objective is to acquire an operating business. The Company’s initial stockholders purchased 1,200,000 shares of common stock, $.0001 par value, for $25,000 in July 2005.

The registration statement for the Company’s initial public offering (“Offering”) was declared effective April 5, 2006. The Company consummated the offering on April 13, 2006 and received net proceeds of approximately $21,600,000 from the sale of 4,000,000 units. The Company incurred approximately $110,330 in deferred offering costs as of March 31, 2006 which were charged to Additional Paid-In Capital at the time of the initial public offering. On April 18, 2006 the underwriters exercised their over-allotment option and the Company received net proceeds of approximately $3,300,000. The Company’s management has broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all of the net proceeds of this Offering are intended to be generally applied toward consummating a business combination with an operating business (“Business Combination”). Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. An amount of $25,098,002 (including $700,002 of proceeds from the Insider Units discussed in Note 8) was placed in an interest-bearing trust account. As at September 30, 2007 an amount of $26,384,929 (plus accrued interest of $80,462) is being held in an interest-bearing trust account (“Trust Account”) until the earlier of (i) the consummation of a Business Combination or (ii) liquidation of the Company. Under the agreement governing the Trust Account, funds will only be invested in United States government securities (Treasury Bills) with a maturity of 180 days or less. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

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

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his shares. The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by Initial Stockholders. In this respect, $5,284,833 (which includes $273,340 accretion of Trust Fund) has been classified as common stock subject to possible conversion at September 30, 2007.

 The Company’s Certificate of Incorporation provides for mandatory liquidation of the Company in the event that the Company does not consummate a Business Combination within 18 months from the date of the consummation of the Offering (such date was October 13, 2007), or 24 months from the consummation of the Offering since a Letter of Intent to acquire China Cablecom, Ltd. has been executed and announced (such date would be April 13, 2008). In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per share in the Offering due to costs related to the Offering (assuming no value is attributed to the Warrants contained in the Units sold in the Offering (See Note 3)).

Jaguar Acquisition Corporation
(A corporation in the development stage)
Notes to Unaudited Financial Statements

3.	Offering
The Company sold 4,600,000 units (“Units”) in the Offering, which includes the 600,000 Units subject to the underwriters’ over-allotment. Each Unit consists of one share of the Company’s common stock, $.0001 par value, and two Redeemable Common Stock Purchase Warrants (“Warrants”). Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00 commencing the later of the completion of a Business Combination or one year from the effective date of the Offering and expiring four years from the effective date of the Offering. The Warrants will be redeemable, upon prior written consent of the underwriter, at a price of $.01 per Warrant upon 30 days’ notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given. In connection with this Offering, the Company issued an option, for $100, to the representative of the underwriters to purchase 350,000 Units at an exercise price of $9.10 per Unit. On April 5, 2006, the Company estimated that the fair value of this unit purchase option was approximately $759,500 ($2.17 per Unit) using a Black- Scholes option-pricing model. The fair value of the unit purchase option was estimated using the following assumptions: (1) expected volatility of 48.79%, (2) risk-free interest rate of 4.79% and (3) expected life of five years. The Company accounted for the fair value of the unit purchase option as an expense of the Offering resulting in a charge directly to stockholders’ equity. The unit purchase option may be exercised for cash or on a “cashless” basis, at the holder’s option, such that the holder may use the appreciated value of the unit purchase option (the difference between the exercise prices of the unit purchase option and the underlying Warrants and the market price of the Units and underlying securities) to exercise the unit purchase option without the payment of any such cash. In addition, the warrants underlying such Units are exercisable at $5.00 per share.

4.	Commitment
The Company presently occupies office space with an affiliate of an Initial Stockholder. Such affiliate has agreed that, until the acquisition of a target business by the Company, it will pay for office space leased by the Company, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company agreed to pay such affiliate $3,750 per month for such services commencing on April 5, 2006, the effective date of the Offering. Amounts of $11,250 for the three-month period ended September 30, 2007, $22,500 for the six-month period ended September 30, 2007 and $67,500 for the period from June 2, 2005 (inception) to September 30, 2007 are included in general and administrative expenses for such services.

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

At September 30, 2007, 10,483,334 shares of common stock were reserved for issuance upon exercise of redeemable warrants and the representative’s unit purchase option.

7.	Notes Payable Stockholders
In July 2007, the Company issued an aggregate of $65,000 unsecured promissory notes to its Initial Stockholders. The notes are non-interest-bearing and are to be paid back with proceeds from a non-recourse loan by China Cablecom. (See Note 10.)

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

Jaguar Acquisition Corporation
(A corporation in the development stage)
Notes to Unaudited Financial Statements

9.	Provision for Taxes	Provision for current taxes consists of:

		State Franchise
	Federal	and	Total
	Income Taxes	Income Taxes	Current
Quarter ended
September 30, 2007	$-	$15,762	$15,762

Six months ended
September 30, 2007	$-	$35,762	$35,762

Quarter ended
September 30, 2006	$-	$11,000	$11,000

Six months ended
September 30, 2006	$2,000	$21,000	$23,000

Period from June 2, 2005 (inception)
to September 30, 2007	$2,000	$101,612	$103,612

Due to the majority of the Company’s interest being tax exempt, the Company has an operating loss for Federal Income Tax purposes and the deferred tax asset resulting from such operating loss has been fully offset by a valuation allowance due to uncertainty of its realization.

10.	China Cablecom Letter of Intent and Loan
On October 16, 2006 the Company signed a Letter of Intent ("LOI") to acquire all of the issued and outstanding shares of China Cablecom Ltd., a British Virgin Islands company, ("China Cablecom"), an emerging consolidated cable network operator in the highly populated Shandong Province in the People's Republic of China (PRC). To secure the proposed transaction, China Cablecom has raised $20 million of debt and equity bridge financing. Subsequent to obtaining this financing, China Cablecom loaned the Company $475,000 (the China Cablecom Loan) to pay for on-going expenses associated with consummating the Company’s business combination with China Cablecom.

The China Cablecom Loan carries an interest rate of 10% per annum. One-half of the principal, together with any then unpaid and accrued interest is due and payable upon the tenth (10th) day following the closing of a business combination, and the remainder of the principal is due and payable, together with any then unpaid and accrued interest thereon and other amounts payable on the first anniversary of the closing of the Business Combination. In the event that the business combination is not consummated by April 15, 2008, one-half of the principal amount is due and payable on the first anniversary of the issuance date of the note and one-half is due and payable on the eighteen month anniversary of the issuance date of note, provided that in the event that business combination is not consummated the Company is not obligated to repay such principal or accrued interest.

Jaguar Acquisition Corporation
(A corporation in the development stage)
Notes to Unaudited Financial Statements

11.	Subsequent Event - Merger Agreement signed with China Cablecom Ltd.
On October 31, 2007 the Company executed an Agreement and Plan of Merger (“Merger Agreement”) to redomesticate from the State of Delaware to the British Virgin Islands (the “Redomestication Merger”) through a merger with and into the Company’s wholly-owned BVI subsdiary, China Cablecom Holdings Ltd., which will be the surviving entity and to acquire all of the issued and outstanding shares of China Cablecom, Ltd (China Cablecom) (the “Business Combination”). On November 2, 2007, the Company filed a preliminary proxy statement on Schedule 14A, providing for the approval by the Company’s stockholders of the Redomestication Merger and the Business Combination. China Cablecom is an emerging consolidated cable network operator and acquirer in the highly-populated Shandong province in the People’s Republic of China (PRC). For a more complete discussion of the proposed business combination, including the risks that are applicable to the Company with respect to the acquisition of China Cablecom, see the Company’s preliminary proxy statement on Schedule 14A.

The Company expects that this transaction will be consummated in the first quarter of 2008, after the required approval by stockholders.

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

Net income for the three months ended September 30, 2007 of $143,053 consisted of $238,623 of interest income reduced by $11,250 for a monthly administrative services agreement, $23,312 for insurance, $26,350 for professional fees, $15,762 for state income and franchise taxes and $18,896 for other expenses.

Net income for the three months ended September 30, 2006 of $143,735 consisted of $238,666 of interest income reduced by $15,000 for a monthly administrative services agreement, $21,899 for insurance, $21,204 for professional fees, $11,000 for income taxes and $25,828 for other expenses.

Net income for the six months ended September 30, 2007 of $281,357 consisted of $475,559 of interest income reduced by $22,500 for a monthly administrative services agreement, $44,679 for insurance, $70,517 for professional fees, $35,762 for income and franchise taxes and $20,743 for other expenses.

Net income for the six months ended September 30, 2006 of $292,982 consisted of $439,508 of interest income reduced by $22,500 for a monthly administrative services agreement, $40,198 for insurance, $34,604 for professional fees, $23,000 for income taxes and $26,223 for other expenses.

Net income for the period ended June 2, 2005 (inception) to September 30, 2007 of $863,662 consisted of $1,367,390 in interest income reduced by $67,500 for a monthly administrative services agreement, $129,672 for insurance, $146,338 for professional fees, $103,612 for income and franchise taxes and $56,606 in other expenses.

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

Commencing on April 5, 2006 and ending upon the acquisition of a target business, we began incurring a fee from Katalyst, LLC, an affiliate of our executive officers of $3,750 per month for providing us with office space and certain general and administrative services.

In June 2005, our stockholders, prior to our initial public offering, advanced $75,000 to us for payment on our behalf of offering expenses. This amount was repaid following our initial public offering from the net proceeds of the offering.

Subsequent to the signing of the Letter of Intent to effect a business combination with China Cablecom Ltd., the Company expanded a substantial amount of available outside the trust to conduct due diligence and for other legal and professional services associated with designing, structuring and effecting the business combination. As a result, it raised additional funds provided through a $65,000 loan from its original shareholders and a non-recourse loan of $475,000 from China Cablecom in order to obtain further working capital necessary to complete the business combination. As a result of this further fund raising, we believe we will have sufficient available funds outside of the trust fund to operate through April 13, 2008, assuming that a business combination is not consummated during that time. We do not believe we will need to raise additional funds following this offering in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a further private offering of debt or equity securities if such funds are required to consummate a business combination. We would only consummate such a financing simultaneously with the consummation of a business combination.

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

ITEM 6: EXHIBITS

(a) Exhibits:

10.1 - Preliminary Agreement and Plan of Merger by and among Jaguar Acquisition Corporation, China Cablecom Ltd. and Clive Ng (incorporated by reference to the Schedule 14A filed on November 2, 2007).

31.1 - Certification of the Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended

31.2 - Certification of the Chief Financial Officer (Principal Financial Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended

32.1 - Certification of the Chief Executive Officer (Principal Executive Officer) pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2007

32.2 - Certification of the Chief Financial Officer (Principal Financial Officer) pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JAGUAR AQUISITION CORPORATION

Dated: November __, 2007	/s/ Jonathan Kalman
Jonathan Kalman. Chief Executive Officer

/s/ James S. Cassano
James S. Cassano Chief Financial Officer