Form 10QSB
period 2007-12-31
Jaguar Acquisition Corp.
filed 2008-02-14
CIK 1331474

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2007

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

As of January 30, 2008, 5,716,667 shares of common stock, par value $.0001 per share, were issued and outstanding.

Transitional Small Business Disclosure Format (check one):             Yes ☐  No ☒

Jaguar Acquisition Corporation
(A corporation in the development stage)
Balance Sheets

	December 31	March 31
	2007	2007
	(Unaudited)	(Audited)
Assets
Current Assets:

Cash and cash equivalents	$137,424	$193,651
Cash and cash equivalents held in Trust Fund (note 2)	26,618,453	25,913,282
Accrued interest receivable in Trust Fund (note 2)	70,557	76,552
Prepaid expenses	6,820	46,259
Total Current Assets:	$26,833,254	$26,229,744
Deferred acquisition costs	788,742	202,774
Total Assets	$27,621,996	$26,432,518

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$24,161	$19,251
Accrued acquisition costs	289,959	113,362
Accrued expenses	30,000	-
China Cablecom Loan (note 10)	475,000	-
Accrued Interest on China Cablecom Loan (note 10)	13,458	-
Taxes payable (note 9)	121,534	67,075
Note payable, stockholders (note 7)	65,000	-
Total Current Liabilities	$1,019,112	$199,688

Common Stock, subject to possible conversion, 919,540 shares at conversion value (note 2)	$5,329,534	$5,189,769

Commitment (note 4)

Stockholders' equity (notes 5,6 and 8)
Preferred Stock, $.0001 par value, Authorized 1,000.000 shares, none issued
Common Stock, $.0001 par value, Authorized 20,000,000 shares, Issued and outstanding 5,716,667 shares (which includes 919,540 subject to possible conversion)	$572	$572
Additional paid-in capital	20,320,419	20,460,184
Retained earnings accumulated during development stage:	952,359	582,305

Total Stockholders' Equity	$21,273,350	$21,043,061

Liabilities and Stockholders' Equity	$27,621,996	$26,432,518

See summary of significant accounting policies and accompanying notes to financial statements.

Jaguar Acquisition Corporation
(A corporation in the development stage)
Statements of Operations

					Period from
	Quarter	Nine Months	Quarter	Nine months	June 2, 2005
	ended	ended	ended	ended	(inception to)
	December 31	December 31	December 31	December 31	December 31
	2007	2007	2006	2006	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Income:
Interest income	$223,641	$699,199	$232,693	$672,199	$1,593,316
Loss on disposition of T-Bills	$-	$-	$(2,285)	$(2,285)	$(2,285)
Total Income	$223,641	$699,199	$230,408	$669,914	$1,591,031

Expenses:
General and administrative expenses (Note 4)	$102,790	$261,228	$47,649	$171,174	$502,906
Interest expense (Note 10)	$13,458	$13,458	$-	$-	$13,458
	$116,248	$274,686	$47,649	$171,174	$516,364

Net income before income taxes	$107,393	$424,513	$182,759	$498,740	$1,074,667

Provision for income taxes	$18,696	$54,459	$10,000	$33,000	$122,308

Net income for period	$88,697	$370,054	$172,759	$465,740	$952,359

Accretion of Trust Account relating to common stock subject to possible conversion	$(44,701)	$(139,765)	$(46,058)	$(133,915)	$(318,041)

Net income attributable to other common shareholders	$43,996	$230,289	$126,701	$331,825	$634,318

Weighted average number of shares subject to conversion	$919,540	$919,540	$919,540	$873,890

Net income per share - basic and diluted	$0.04	$0.15	$0.05	$0.15

Weighted average number of shares outstanding	4,797,127	4,797,127	4,797,127	4,608,898

Net income per share - basic and diluted	$0.01	$0.05	$0.03	$0.07

See summary of significant accounting policies and accompanying notes to financial statements.

Jaguar Acquisition Corporation
(A corporation in the development stage)
Statement of Stockholders’ Equity

			Additional	Retained	Total
	Common Stock		Paid-In	Earnings	Stockholder's
	Shares	Amount	Capital	(deficit)	Equity
Balance June 2, 2005 (inception)

Common shares issued to initial stockholders	1,000,000	$100	$24,900	$-	$25,000

Net Loss for the period				$(1,200)	$(1,200)
Balance March 31, 2006	1,000,000	$100	24,900	$(1,200)	$23,800

Sale of 4,000,000 units of underwriter's discount and offering expenses (includes 799,600 shares subject to possible conversion	4,000,000	$400	$21,626,463	$-	$21,626,863

Proceeds subject to possible conversion of 799,600 shares	-	$-	$(4,357,820)	$-	$(4,357,820)

Proceeds from issuance of underwriter purchase option	-	$-	$100	$-	$100

Proceeds from issuance of insider units	116,667	$12	$699,990	$-	$700,002

Sale of 600,000 units in overallotment (includes 119,940 shares subject to possible conversion), net of underwriter's discount	600,000	$60	$3,311,940	$-	$3,312,000

Proceeds subject to possible conversion of 119,940 shares (unaudited)	-	$-	$(653,672)	$-	$(653,672)

Accretion of trust relating to common stock subject to possible conversion	-	$-	$(178,276)	$-	$(178,276)

Additional offering expenses	-	$-	$(13,441)	$-	$(13,441)

Net Income for the period ending March 31, 2007	-	$-	$-	$583,505	$583,505
Balance March 31, 2007	5,716,667	$572	$20,460,184	$582,305	$21,043,061

Accretion of trust relating to common stock subject to possible conversion (unaudited)	-	$-	$(139,765)	$-	$(139,765)

Net Income for the period ending December 31, 2007 (unaudited)	-	$-	$-	$370,054	$370,054

Balance December 31, 2007 (Unaudited)	5,716,667	$572	$20,320,419	$952,359	$21,273,350

See summary of significant accounting policies and accompanying notes to financial statements.

Jaguar Acquisition Corporation
(A corporation in the development stage)
Statements of Cash Flows

			Period from
	Nine Months	Nine Months	June 2, 2005
	ended	ended	(inception) to
	December 31	December 31	December 31
	2007	2006	2007
	(Unaudited)	(Unaudited)	(Unaudited)
Cash Flows from operating activities
Net Income for the period	$370,054	$465,740	$952,359

Adjustments to reconcile net income to net cash provided by operations
(Increase) decrease in prepaid expenses	$39,439	$(69,157)	$(6,820)
(Increase) in interest income	(699,199)	(672,199)	(1,593,316)
Increase in accrued expenses	30,000	5,974	30,000
Increase in accounts payable	4,910	730	24,161
Increase in taxes payable	54,459	33,000	121,534
Increase in accrued interest - China Cablecom loan	13,458	-	13,458
Net cash used in operating activities	$(186,879)	$(235,912)	$(458,624)

Cash Flows from Investing activities
Interest earned on cash and cash equivalents	$699,199	$672,199	$1,593,316
Accrued interest receivable	5,995	(76,773)	(70,557)
Funds invested in trust account	(705,171)	(25,691,143)	(26,618,453)
Deferred acquisition costs	(409,371)	(44,850)	(498,783)
Net cash used in investing activities	$(409,348)	$(25,140,567)	$(25,594,477)

Cash Flow from Financing activities
Proceeds from initial public offering, net	$-	$25,736,353	$25,723,855
Proceeds from notes payable, shareholders	65,000	-	140,000
Proceeds from China Cablecom Loan	475,000		475,000
Payment of notes payable, shareholders	-	(75,000)	(75,000)
Proceeds of issuance of shares of common stock to initial shareholders	-	-	25,000
Payment of deferred offering costs	-		(98,330)
Net cash provided by financing activities	$540,000	$25,661,353	$26,190,525

Net increase in cash and cash equivalents	$(56,227)	$284,874	$137,424
Cash and cash equivalents at beginning of period	193,651	470	-
Cash and cash equivalents at end of period	$137,424	$285,344	$137,424

Supplemental disclosure of non-cash financing activities
Accrued offering costs		$5,973	$-
Accrued acquisition costs	$176,597		$289,959
Accretion of trust fund relating to common stock subject to possible conversion	$139,765	$133,915	$318,041
Fair value of underwriter purchase option		$759,500	$759,500
Taxes Paid			$745

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

Net Income Per Share
Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding for the period. Calculation of the weighted average common shares outstanding during the period is based on 1,000,000 initial shares outstanding throughout the period from June 2, 2005 (inception) to December 31, 2007 and 3,797,127 common shares outstanding after the effective date of the offering on April 13, 2006. Net income per share subject to possible conversion is calculated by dividing accretion of trust account relating to common stock subject to possible conversion by 919,540 common stock subject to possible conversion. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the equity. At December 31, 2007, there were no such potentially dilutive securities.

Deferred Acquisition Costs
Costs related to proposed acquisitions are capitalized and in the unlikely event the acquisition does not occur, the costs are expensed. At December 31, 2007, the Company has incurred $788,742 of such costs related to the proposed business combination discussed in Notes 10 and 11.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Jaguar Acquisition Corporation
(A corporation in the development stage)
Summary of Significant Accounting Policies

Statements of Cash Flows:	Certain reclassifications have been made in the statements of cash flows to conform prior period data with the current presentation.

Recently Issued Accounting Standards
In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income taxes, and Interpretation of FASB Statement No.109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an income tax return. FIN 48 also provides guidance in derecognition, classification, accounting for interest and penalties, accounting in interim periods, disclosures and transition. FIN 48 was effective for the fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a material impact on the Company’s financial statements.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value estimates. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. The Company will evaluate the potential impact, if any, of the adoption of SFAS No. 157 on its financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “the Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB No. 115 (“SFAS No. 159”). SFAS No. 159 permits entities to elect to measure many financial instruments and certain other items at fair value.

Upon adoption of SFAS No. 159, an entity may elect the fair value option for eligible items that exist at the adoption date. Subsequent to the initial adoption, the election of the fair value option should only be made at initial recognition of the asset or liability or on a remeasurement event that gives rise to new-basis accounting. SFAS No. 159 does not effect any existing accounting literature that requires certain assets and liabilities to be carried at fair value nor does it eliminate disclosure requirements included in other accounting standards. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and may be adopted earlier but only if the adoption is in the first quarter of the fiscal year and the Company has adopted SFAS No. 157. The Company is evaluating whether it will adopt the provisions of SFAS No. 159.

Jaguar Acquisition Corporation
(A corporation in the development stage)
Summary of Significant Accounting Policies

In December 2007, the FASB issued SFAS 141 (revised 2007), Business Combinations,(“SFAS 141(R)”). SFAS 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations, but also provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired and liabilities assumed arising from contingencies, the capitalization of in-process research and development at fair value, and the expensing of acquisition-related costs as incurred. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. In the event that the Company completes acquisitions subsequent to its adoption of SFAS 141 (R), the application of its provisions will likely have a material impact on the Company’s results of operations, although the Company is not currently able to estimate that impact.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51. SFAS 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled and presented in the consolidated financial statements. It also requires once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. It is effective for fiscal years beginning after December 15, 2008, and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements are applied prospectively. The Company does not expect the adoption of SFAS 160 to have a material impact on its financial condition or results of operations.

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

In the opinion of the Company, all adjustments (consisting primarily of normal accruals) have been made that are necessary to present fairly the financial position and results of operations of the Company. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full year.

2.	Organization and Business Operations
Jaguar Acquisition Corporation (the “Company”) was incorporated in Delaware on June 2, 2005 as a blank check company whose objective is to acquire an operating business. The Company’s initial stockholders purchased 1,000,000 shares of common stock, $.0001 par value, for $25,000 in June 2005.

The registration statement for the Company’s initial public offering (“Offering”) was declared effective April 5, 2006. The Company consummated the offering on April 13, 2006 and received net proceeds of approximately $21,600,000 from the sale of 4,000,000 units. On April 18, 2006 the underwriters exercised their over-allotment option and the Company received net proceeds of approximately $3,300,000. The Company’s management has broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all of the net proceeds of this Offering are intended to be generally applied toward consummating a business combination with an operating business (“Business Combination”). Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. An amount of $25,098,002 (including $700,002 of proceeds from the Insider Units discussed in Note 8) was placed in an interest-bearing trust account. As at December 31, 2007 an amount of $26,618,453 (plus accrued interest of $70,557) is being held in an interest-bearing trust account (“Trust Account”) until the earlier of (i) the consummation of a Business Combination or (ii) liquidation of the Company. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

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

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his shares. The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by Initial Stockholders. In this respect, $5,329,534 (which includes $318,041 accretion of Trust Fund) has been classified as common stock subject to possible conversion at December 31, 2007.

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
The Company presently occupies office space with an affiliate of an Initial Stockholder. Such affiliate has agreed that, until the acquisition of a target business by the Company, it will pay for office space leased by the Company, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company agreed to pay such affiliate $3,750 per month for such services commencing on April 5, 2006, the effective date of the Offering. Amounts of $11,250 for the three-month period ended December 31, 2007, $33,750 for the nine-month period ended December 31, 2007 and $71,250 for the period from June 2, 2005 (inception) to December 31, 2007 are included in general and administrative expenses for such services.

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

At December 31, 2007, 10,483,334 shares of common stock were reserved for issuance upon exercise of redeemable warrants and the representative’s unit purchase option.

7.	Notes Payable Stockholders
In July 2007, the Company issued an aggregate of $65,000 unsecured promissory notes to its Initial Stockholders. The notes are non-interest-bearing and are to be paid back with proceeds from a non-recourse loan from China Cablecom. (See Note 10.)

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

Jaguar Acquisition Corporation
(A corporation in the development stage)
Notes to Unaudited Financial Statements

9.	Provision for Taxes	Provision for current taxes consists of:

	Federal Income Taxes	State Franchise and Income Taxes	Total Current

Quarter ended December 31, 2007	$-	18,696	$18,696

Nine months ended December 31, 2007	$-	54,459	$54,459

Quarter ended December 31, 2006	$-	$10,000	$10,000

Nine months ended December 31, 2006	$2,000	$31,000	$33,000

Period from June 2, 2005 (inception) to December 31, 2007	$2,000	$120,308	$122,308

Due to the majority of the Company’s interest being tax exempt, the Company has an operating loss for Federal Income Tax purposes and the deferred tax asset resulting from such operating loss has been fully offset by a valuation allowance due to uncertainty of its realization.

10.	China Cablecom Letter of Intent and Loan
On October 16, 2006 the Company signed a Letter of Intent ("LOI") to acquire all of the issued and outstanding shares of China Cablecom Ltd., a British Virgin Islands company, ("China Cablecom"), an emerging consolidated cable network operator in the highly populated Shandong Province in the People's Republic of China (PRC). To secure the proposed transaction, China Cablecom has raised $20 million from debt and bridge financing. Subsequent to obtaining this financing, China Cablecom loaned the Company $475,000 (the China Cablecom Loan) to pay for on-going expenses associated with consummating the Company’s business combination with China Cablecom.

The China Cablecom Loan carries an interest rate of 10% per annum. Interest for the period from October 16, 2007 to December 31, 2007 was $13,458. One-half of the principal, together with any then unpaid and accrued interest is due and payable upon the tenth (10th) day following the closing of a Business Combination, and the remainder of the principal is due and payable, together with any then unpaid and accrued interest thereon and other amounts payable on the first anniversary of the closing of the Business Combination. In the event that the business combination is not consummated by April 15, 2008, one-half of the principal amount is due and payable on the first anniversary of the issuance date of the note and one-half is due and payable on the eighteen month anniversary of the issuance date of note, provided that in the event that business combination is not consummated the Company is not obligated to repay such principal or accrued interest.

11.	Merger Agreement signed with China Cablecom Ltd.
On October 31, 2007 the Company executed an Agreement and Plan of Merger (“Merger Agreement”) to redomesticate from the State of Delaware to the British Virgin Islands (the “Redomestication Merger”) through a merger with and into the Company’s wholly-owned BVI subsidiary, China Cablecom Holdings Ltd., which will be the surviving entity and to acquire all of the issued and outstanding shares of China Cablecom, Ltd (China Cablecom) (the “Business Combination”). On November 2, 2007, the Company filed a preliminary proxy statement on Schedule 14A, providing for the approval by the Company’s stockholders of the Redomestication Merger and the Business Combination. China Cablecom is an emerging consolidated cable network operator and acquirer in the highly-populated Shandong province in the People’s Republic of China (PRC).

On November 28, 2007, the executive officers of Jaguar Acquisition Corp., together with the Executive Chairman of China Cablecom Ltd., held presentations at The Roth Conference - China Comes to Phoenix, regarding Jaguar’s proposed business combination with China Cablecom Ltd., as described in Jaguar’s Form 8-K filed on November 5, 2007. The investor presentation is incorporated by reference herein.

As a result of initial comments by the SEC, on December 27, 2007, the Company filed with the SEC a revised preliminary proxy statement on Schedule 14A Subsequent to the end of the reporting period, as a result of additional comments by the SEC, the Company entered into a warrant clarification agreement regarding its outstanding warrants and filed a further revised preliminary proxy statement on January 23, 2008 on Schedule 14A. In addition, in connection with a potential dispute among investors in another company formed by the principal stockholder of China Cablecom, on January 11, 2008, the Company entered into a settlement agreement relating to such matters. For a more complete discussion of the proposed business combination, including the risks that are applicable to the Company with respect to the acquisition of China Cablecom, see the Company’s revised preliminary proxy statement on Schedule 14A filed January 23, 2008.

The Company expects that this transaction will be consummated in the first or second quarters of 2008, after the required approval by shareholders.

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

Net income for the three months ended December 31, 2007 of $88,697 consisted of $223,641 of interest income reduced by $11,250 for a monthly administrative services agreement, $27,332 for insurance, $39,428 for professional fees, $18,696 for state income and franchise taxes, $13,458 of interest expense and $24,780 for other expenses.

Net income for the three months ended December 31, 2006 of $172,759 consisted of $232,693 of interest income reduced by $11,250 for a monthly administrative services agreement, $22,398 for insurance, $13,516 for professional fees, $10,000 for income taxes and $2,770 for other expenses.

Net income for the nine months ended December 31, 2007 of $370,054 consisted of $699,199 of interest income reduced by $33,750 for a monthly administrative services agreement, $72,010 for insurance, $108,445 for professional fees, $54,459 for income and franchise taxes, $13,458 of interest expense and $47,023 for other expenses.

Net income for the nine months ended December 31, 2006 of $465,740 consisted of $672,199 of interest income reduced by $33,750 for a monthly administrative services agreement, $62,596 for insurance, $48,120 for professional fees, $33,000 for income taxes and $28,993 for other expenses.

Net income for the period June 2, 2005 (inception) to December 31, 2007 of $952,359 consisted of $1,593,316 in interest income reduced by $78,750 for a monthly administrative services agreement, $157,004 for insurance, $182,766 for professional fees, $122,308 for income and franchise taxes, $13,458 of interest expense and $86,671 in other expenses.

We consummated our initial public offering on April 13, 2006. On April 18, 2006, we consummated the closing of an additional 600,000 units that were subject to the underwriters’ over-allotment option. Gross proceeds from our initial public offering were $28,300,002 (including units sold privately). We paid a total of $1,932,000 in underwriting discounts and commissions, and approximately $730,000 was paid for costs and expenses related to the offering. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $712,293, of which $24,398,000 was deposited into the trust account (or $5.30 per share sold in the offering). In addition, all of the proceeds from the private sale of the units were deposited into the trust fund, for a total of $25,098,002 held in trust. The remaining proceeds are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. We will use substantially all of the net proceeds of the offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other net proceeds not expended will be used to finance the operations of the target business.

Commencing on April 5, 2006 and ending upon the acquisition of a target business, we began incurring a fee from Katalyst LLC, an affiliate of our executive officers of $3,750 per month for providing us with office space and certain general and administrative services.

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

As a result of initial comments by the SEC, on December 27, 2007, the Company filed a revised preliminary proxy statement on Schedule 14A. Subsequent to the end of the reporting period, as a result of additional comments by the SEC, the Company entered into a Unit Purchase Option Clarification Agreement and a Warrant Clarification Agreement regarding its outstanding warrants and filed further revised preliminary proxy statements on Schedule 14A on January 23, 2008 and February 14, 2008. A copy of the Unit Purchase Option Clarification Agreement is filed as Exhibit 99.1 hereto and a copy of the Warrant Clarification Agreement is filed as Exhibit 99.2 hereto.

In addition, in connection with a potential dispute among investors in China Broadband, Inc., another company formed by the principal stockholder of China Cablecom, on January 11, 2008, the Company entered into a settlement agreement relating to such matters. A copy of the settlement agreement is filed as Exhibit 99.3 hereto.

For a more complete discussion of the proposed business combination, including the risks that are applicable to the Company with respect to the acquisition of China Cablecom, see the Company’s revised preliminary proxy statement on Schedule 14A filed with the SEC on February 14, 2008.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007. Based on their evaluation, they concluded that our disclosure controls and procedures were effective.

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

10.1 – Agreement and Plan of Merger by and among Jaguar Acquisition Corporation, China Cablecom Ltd. and Clive Ng (incorporated by reference to the Schedule 14A filed with the SEC on November 2, 2007).

31.1 – Certification of the Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.

31.2 – Certification of the Chief Financial Officer (Principal Financial Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.

32.1 – Certification of the Chief Executive Officer (Principal Executive Officer) pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2007.

32.2 – Certification of the Chief Financial Officer (Principal Financial Officer) pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2007.

99.1 – Unit Purchase Option Clarification Agreement dated as of January 30, 2008 by Jaguar Acquisition Corporation.

99.2 – Warrant Clarification Agreement dated January 30, 2008 by and between Jaguar Acquisition Corporation and Continental Stock Transfer & Trust Company.

99.3 – Settlement Agreement by and between China Broadband, Inc., China Broadband, Ltd.,  China Broadband, Inc., Stephen P. Cherner, Maxim Financial Corporation, Mark L.  Baum, BCGU, LLC, Mark I. Lev, Wellfleet Partners, Inc., Pu Yue, Clive Ng, Chardan  Capital Markets, LLC, Jaguar Acquisition Corporation and China Cablecom Holdings,  Ltd. dated January 9, 2008 (Incorporated by reference to Exhibit No. 10.1 to the Current  Report on Form 8-K filed with the SEC by China Broadband, Inc. on January 17, 2008).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JAGUAR AQUISITION CORPORATION

Dated: February 14, 2008
/s/ Jonathan Kalman
Jonathan Kalman
Chief Executive Officer

/s/ James S. Cassano
James S. Cassano
Chief Financial Officer