Form 10-K
period 2008-03-31
Jaguar Acquisition Corp.
filed 2008-06-27
CIK 1331474

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended: March 31, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to _______

Commission File Number 000-51546

Jaguar Acquisition Corporation
(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-2942206
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1200 River Road, Suite 1302, Conshohocken, Pennsylvania 19428
(Address of Principal Executive Offices) (Zip Code)

(610) 585-0285
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.0001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☐ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☐ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The aggregate market value as of September 28, 2007 was $31,629,206.

As of March 31, 2008, 5,716,667 shares of common stock, par value $.0001 per share, were issued and outstanding.

Documents incorporated by reference: None.

i

	Item 13.	Certain Relationships and Related Transactions, and Director Independence	35

	Item 14.	Principal Accounting Fees and Services	36

PART IV

	Item 15.	Exhibits, Financial Statement Schedules	37

PART I

Item 1. Business

Jaguar Acquisition Corporation (“Jaguar” or the “Company”), a Delaware corporation incorporated on June 2, 2005, is a blank check company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition or other similar business combination with an unidentified operating business. Our efforts in identifying a prospective target business are not limited to a particular industry; however our intended focus was acquiring an operating business in the financial services industry. We consummated our initial public offering on April 13, 2006 and received net proceeds of approximately $21,600,000 from the sale of 4,000,000 units consisting of one share of our common stock and two warrants (the “IPO”). On April 18, 2006, the underwriters exercised their over-allotment option and the Company received net proceeds of approximately $3,300,000. After deducting the underwriting discounts and commissions and offering expenses, an amount of $25,098,002 (including $700,002 of proceeds from Insider Units discussed in Note 7 of our Financial Statements filed under Item 7 hereto) was placed in an interest-bearing trust account with Lehman Brothers (the “Trust Account”) and the remaining proceeds of approximately $580,000 became available to be used by us to provide for business, legal, accounting, due diligence on prospective business combinations and continuing operating expenses. As at March 31, 2008, $26,881,565 (which includes accrued interest of $66,688) was in the Trust Account, which was to remain there until the earlier of (i) the consummation of a business combination or (ii) the liquidation of the Company.

Fair market value

The business combination had to be with a target business whose fair market value is at least equal to 80% of our net assets, which would equal all of our assets, including the funds held in the Trust Account, less our liabilities, at the time of such acquisition. The target business could have a fair market value substantially in excess of 80% of our net assets.

Business Combination

On October 30, 2007, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with China Cablecom Ltd. (“China Cablecom”), a British Virgin Islands company and its principal shareholder, Clive Ng. China Cablecom is a joint-venture provider of cable television services in the People’s Republic of China, (“PRC”) operating in partnership with a local state-owned enterprise (“SOE”) authorized by the PRC government to control the distribution of cable TV services.

China Cablecom owns 100% of Hong Kong Cablecom Co., Ltd. (“HZNT”), a Hong Kong holding company which in turn owns 100% of HZNT, a PRC company. Jinan Youxiantong Network Technology Co., Ltd. (“JYNT”), a PRC company and a domestic variable interest entity (“VIE”) is controlled by HZNT through contractual arrangements.

On March 19, 2008, the U.S. Securities and Exchange Commission (“SEC”) approved the Company’s proxy statement and prospectus related to the Merger Agreement and Notice of Special Meeting of Stockholders held on April 9, 2008 was distributed to stockholders of Jaguar to consider and vote upon the (1) Redomestication Merger Proposal, (2) Business Combination Proposal, (3) Incentive Plan Proposal and (4) Performance Share Proposal, all described in the proxy statement and prospectus sent to shareholders. On April 9, 2008, the Company’s shareholders of record as of March 17, 2008, the record date, approved all four proposals.

Pursuant to the Merger Agreement, under the Redomestication Merger Proposal, Jaguar established a wholly owned subsidiary, China Cablecom Holdings, a British Virgin Islands company. Subsequently, China Cablecom Holdings established a wholly owned subsidiary, China Cable Merger Co., Ltd (China Cablecom Merger Co.), effectively changing Jaguar’s domicile from the State of Delaware to the British Virgin Islands and on April 9, 2008, China Cablecom Merger Co, merged with and into China Cablecom which became the surviving entity. The separate corporate existence of Jaguar ceased at that time.

Under the Business Combination Proposal, China Cablecom Holdings issued China Cablecom’s shareholders aggregate merger consideration of 2,066,680 of China Cablecom Holdings’ shares (valued at approximately $14,260,092, based on the closing price of Jaguar’s common stock on March 14, 2008) and China Cablecom Holdings assumed $20 million in outstanding debt of China Cablecom. Stockholders of Jaguar received one China Cablecom Holdings unit for every Jaguar unit. Stockholders of Jaguar’s common stock received one ordinary share of China Cablecom for every share of Jaguar stock. Holders of Jaguar warrants received one China Cablecom Holdings warrant for each Jaguar warrant.

Pursuant to the Incentive Plan Proposal, stockholders approved the adoption of China Cablecom Holdings 2007 Omnibus Securities and Incentive Plan which provided for the grant of up to 10,000,000 ordinary shares of China Cablecom Holdings or cash equivalents to directors, officers, employees and/or consultants of China Cablecom Holdings and its subsidiaries

Under the Incentive Plan Proposal, stockholders approved the grant of up to 8,120,000 ordinary shares (“Performance Shares”), pursuant to consulting and other arrangements to certain of Jaguar and China Cablecom’s insiders in connection with the Business Combination upon the achievement of certain financial goals of China Cablecom Holdings following the Business Combination and the payment of cash bonuses of up to $5,000,000 to certain officers and directors of Jaguar and China Cablecom following the exercise of existing warrants after the Business Combination.

The Merger Agreement and the Proxy Statement for Special Meeting of Stockholders of Jaguar Acquisition Corporation containing information and a prospectus to the securities issued to Jaguar’s public stockholders in the Redomestication of Jaguar as filed on Form S-4/A with the SEC on March 31, 2008 and are incorporated by reference in this document.

As a result of the Redomestication Merger and Business Combination, China Cablecom Holdings succeeded to the registration of Jaguar’s common stock under Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Unless otherwise indicated, the disclosure contained in this Annual Report on Form 10-K for the year ended March 31, 2008 reflects all Jaguar’s business and financial results prior to the consummation of the Redomestication Merger and the Business Combination, as a result of which Jaguar ceased to be in existence. Any information relating to Jaguar’s successor, China Cablecom Holdings, has been disclosed in filings by China Cablecom Holdings with the U.S. Securities and Exchange Commission (the “SEC”). All future disclosure relevant to former holders of Jaguar securities and current holders of China Cablecom Holdings securities will be made by China Cablecom Holdings.

Sources of target businesses

Business candidates were brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community. Through March 31, 2008, over 45 target business candidates were brought to our attention as a result of being solicited by us through calls or mailings from these sources as well as from our officers, directors, special advisors, as well as their affiliates through their business contacts as a result of formal or informal inquiries or discussions they had. In no event were any of our existing officers, directors or stockholders, or any entity with which they are affiliated paid any finder’s fee, consulting fee or other compensation prior to, or for any services they rendered in order to effectuate, the consummation of the business combination.

Selection of a target business and structuring a business combination

Subject to the requirement that our initial business combination had to be with a target business with a fair market value that is at least 80% of our net assets at the time of such acquisition, our management had virtually unrestricted flexibility in identifying and selecting a prospective target business. We did not have any other specific attributes or criteria (financial or otherwise) for prospective target businesses. In evaluating a prospective target business, our management considered, among other factors, the following:

▪	financial condition and results of operations;

▪	growth potential;

▪	experience and skill of management and availability of additional personnel;

▪	capital requirements;

▪	competitive position;

▪	barriers to entry;

▪	stage of development of the products, processes or services;

▪
degree of current or potential market acceptance of the products, processes or services; proprietary features and degree of intellectual property or other protection of the products, processes or services;

▪	regulatory environment of the industry; and

▪	costs associated with effecting the business combination.

These criteria were not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination were based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating prospective target businesses, we conducted due diligence review which encompassed, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which was made available to us. This due diligence review was conducted either by our management or by unaffiliated third parties we engaged. We also sought to have all prospective target businesses execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account.

Limited ability to evaluate the target business’ management

Although we scrutinized the management of China Cablecom when evaluating the desirability of effecting a business combination, we cannot assure you that our assessment of the target business’ management will prove to be correct. In addition, we cannot assure you that management will have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of our officers and directors in the target business following the business combination cannot be presently stated with any certainty. While Jonathan Kalman, Jaguar’s Chairman has been appointed to the Board of Directors of China Cablecom and James S. Cassano will remain associated in an advisory positions to the Board following the business combination, neither of them will devote full-time efforts to our affairs subsequent to the business combination. The ability of such individuals to remain with the target after the consummation of a business combination was not a determining factor in our decision as to whether or not we would proceed with any potential business combination.

Opportunity for stockholder approval of business combination

Prior to the completion of the business combination, the transaction was submitted to our stockholders for approval. In connection with seeking stockholder approval of a business combination, we furnished our stockholders with proxy solicitation materials prepared in accordance with the Securities Exchange Act of 1934, as amended, which, among other matters, included a description of the operations of the target business and audited historical financial statements of the business.

In connection with the vote required for any business combination, all of our initial stockholders, including all of our officers and directors, agreed to vote their respective initial shares and the shares included within the insider units in accordance with the majority of the shares of common stock voted by the public stockholders. This voting arrangement did not apply to shares included in units that were purchased in the IPO or purchased following the IPO in the open market by any of our initial stockholders, officers and directors. Accordingly, they had the option to vote these shares on a proposed business combination any way they desired. Subsequent to the end of the fiscal year, in the voting for the business combination, of the 4,600,000 shares of common stock held by public shareholders of record on March 18, 2008, holders of only 310 shares exercised their conversion rights and voted against the business combination.

Conversion rights

At the time of the stockholder vote on the business combination, we offered each public stockholder (but not our initial stockholders) the right to have such stockholder’s shares of common stock converted to cash if the stockholder voted against the Business combination and the Business Combination was approved and completed. Our initial stockholders did not have such conversion rights with respect to any shares of common stock owned by them, directly or indirectly, whether included in their initial shares, included in the insider units or purchased by them in the IPO or in the after market. The actual per-share conversion price was $5.85. The price per-share on the date of record, March 18, 2008, was $6.90. Without taking into account interest earned on the Trust Account, the initial per-share conversion price was $5.45 or $0.55 less than the per-unit offering price of $6.00. Eligible stockholders requested conversion at any time after the mailing to our stockholders of the proxy statement and prior to the vote taken with respect to a proposed business combination at a meeting held for that purpose. Requests were granted only when the stockholder voted against the business combination and the business combination is approved and completed. The funds distributed to stockholders entitled to convert their shares who elect conversion were distributed promptly after completion of the business combination and amounted to $1,815. Public stockholders who converted their stock into their share of the Trust Account still have the right to exercise any warrants they still hold.

Liquidation if no business combination

If we had not completed a business combination within 24 months after the consummation of the IPO, we would have been dissolved. We agreed not to amend our charter to allow us to survive for a longer period of time if we were not able to consummate a business combination within the foregoing time periods. Upon dissolution, we would have distributed to all of our public stockholders, in proportion to their respective equity interests, an aggregate sum equal to the amount in the Trust Account, inclusive of any interest, plus any remaining net assets. Our initial stockholders have waived their rights to participate in any liquidation distribution with respect to their initial shares and their shares included within the insider units. There would be no distribution from the Trust Account with respect to our warrants which would expire worthless. We would have had to pay the costs of liquidation and dissolution from our remaining assets outside of the trust fund. As of March 31, 2008, the liquidation value per share of the funds in the Trust Account was $5.85.

Employees

We have three executive officers. Jonathan Kalman is Chairman, Chief Executive Officer and a member of our Board of Directors. James S. Cassano is Executive Vice President, Chief Financial Officer, Corporate Secretary and is a member of our Board of Directors. C. Richard Corl is Executive Vice President and a member of our Board of Directors.

Availability of SEC filings

The Company has filed annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and proxy and information statements and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The public may read and copy these materials at the Securities and Exchange Commission’s (“SEC”) Public Reference Room at 150 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding the Company and other companies that file materials with the SEC electronically.

Item 1A. Risk Factors

Jaguar is no longer subject to risks associated with shareholder approval of a business combination. However, in addition to the other information in this Annual Report on Form 10-K, both China Cablecom and Jaguar, are subject to numerous risks which should be considered carefully in evaluating our business and prospects.

Following the Company’s merger with China Cablecom, the Company’s operations became those of China Cablecom. As a result, the Company now operates in a rapidly changing environment that involves a number of risks, some of which are beyond its control. This discussion highlights some of the risks which may affect future operating results. These are the risks and uncertainties the Company’s management believes are most important for you to consider. Additional risks and uncertainties not presently known to the Company’s management, which the Company’s management currently deems immaterial or which are similar to those faced by other companies in the Company’s industry or business in general, may also impair the Company’s business operations. If any of the following risks or uncertainties occur, the Company’s business, financial condition and operating results would likely suffer. You should consider the following risks as well as the additional risk factors outlined in the filings that China Cablecom Holdings makes with the SEC, including the Registration Statement on Form S-1 filed on April 18, 2008.

Risks Relating to China Cablecom

China Cablecom has a very limited operating history, which may make it difficult for you to evaluate its business and prospects.

China Cablecom, a holding company, acquired Binzhou Broadcasting in September 2007. Its operating history is very limited and the revenue and income potential of its business and markets are unproven. Binzhou Broadcasting’s historical operating results may not provide a meaningful basis for evaluating China Cablecom’s business, financial performance and prospects, particularly in view of the fact that the networks comprising the operations of Binzhou Broadcasting have historically been operated independently.

China Cablecom also faces numerous risks, uncertainties, expenses and difficulties frequently encountered by companies at an early stage of development. Some of these risks and uncertainties relate to its ability to:

•	develop new customers or new business from existing customers;

•	expand the technical sophistication of the products it offers;

•	respond effectively to competitive pressures; and

•	attract and retain qualified management and employees.

China Cablecom cannot predict whether China Cablecom will meet internal or external expectations regarding its future performance. If China Cablecom is not successful in addressing these risks and uncertainties, its business, operating results and financial condition may be materially adversely affected.

China Cablecom must make significant intercompany loans to Binzhou Broadcasting to preserve its consolidation of the operating results of Binzhou Broadcasting for financial reporting purposes.

Although China Cablecom is currently entitled to consolidate the financial position and operating results of Binzhou Broadcasting in its financial statements under US GAAP, this is the result of the ratio of risk and rewards borne by China Cablecom regarding the operations of Binzhou Broadcasting, which in turn is dependent on the significant level of intercompany debt China Cablecom has extended to Binzhou Broadcasting. Pursuant to the terms of the Asset Transfer Agreement with Binzhou SOE, Binzhou Broadcasting must complete the payment for all assets to be transferred not later than August 2008. To the extent the financing for such payment is not in the form of an intercompany loan from China Cablecom, China Cablecom’s ability to preserve the accounting treatment of Binzhou Broadcasting will be jeapordized. While the amounts in Jaguar’s trust fund may be used to complete the payment for the assets delievered, there are insufficient funds to meet all of China Cablecom’s obligations under the bridge financing it entered into in September 2007 and to make the intercompany loans in sufficient amount to preserve the consolidation of the financial position and operating results of Binzhou Broadcasting. In order to meet all of these obligations, China Cablecom may be required to seek additional financing or to amend or modify the terms of its bridge financing to the extent cash flow from operations are insufficient to meet this shortfall. There can be no assurance that any such additional financing will be available on acceptable terms or at all or that such lenders will be willing to amend or modify the terms of the outstanding notes. Any such failure to secure additional financing by China Cablecom will create a default under the terms of the joint venture agreement between JYNT and the Binzhou SOE. As a result, China Cablecom may no longer being entitled to consolidate the financial position and results of operations of Binzhou Broadcasting.

The Peoples Republic of China (“PRC”) television broadcasting industry may not digitalize as quickly as China Cablecom expects, as a result of which our revenues would be materially adversely affected.

China Cablecom’s future success depends upon the pace at which PRC television network operators switch from analog to digital transmission. Various factors may cause PRC television network operators to convert from analog to digital transmission at a slow pace. The PRC government, strongly encouraged television network operators to digitize their networks and has set a target of 2015 for all, except up to six analog channels, to be switched off at that time. It may relax or cancel the 2015 target or PRC television viewers may fail to subscribe to digital television services in sufficient numbers to support wide-scale digitalization.

Existing and emerging alternative platforms for delivering television programs, including terrestrial networks, Internet protocol television and satellite broadcasting networks present a significant competitive risk to China Cablecom.

China Cablecom competes with traditional terrestrial television networks for the same pool of viewers. As technologies develop, other means of delivering information and entertainment to television viewers are evolving. For example, some telecommunications companies in the PRC are seeking to compete with terrestrial broadcasters and cable television network operators by offering Internet Protocol Television (“IPTV”), which allows telecommunications companies to stream television programs through telephone lines. While the PRC Ministry of Information Industry (“MII”), so far has issued only five IPTV licenses, it may issue significantly more licenses in the future. In addition, the State Administration for Radio Film and Television (“SARFT”), which regulates television broadcasting in the PRC, issued a broadcast license last year to the PRC’s first direct satellite broadcast company, which is expected to begin commercial operation this year. To the extent that the terrestrial television networks, telecommunications companies and direct satellite television network operators compete successfully with China Cablecom for viewers, its ability to attract and retain subscribers may be adversely affected.

Changes in the regulatory environment of, and government policies towards, the PRC television network industry could materially adversely affect China Cablecom’s revenues.

Strong PRC government support has been a significant driver of the PRC television broadcasting industry’s transition from analog to digital transmission. Although the PRC government has set a target of 2015 for all television networks to switch to digital transmissions, terminating all analog transmissions except for up to six channels that will continue in service for the benefit of those unable to afford digital television, there is no assurance that the government will not change or adjust its digitalization policies at any time, including canceling or relaxing the target for digitalization. If the digitalization process in the PRC were to be slowed down or otherwise adversely affected by any government action or inaction, China Cablecom may not be able to develop new customers or attract new business from existing customers, and its revenues would be materially adversely affected.

Furthermore, the television broadcasting industry in the PRC is a highly regulated industry. Government regulations with respect to television broadcasting content, the amount and content of advertising, the pricing of pay-television subscriptions, the role of private-sector investment and the role of foreign investment significantly influence the business strategies and operating results of our customers. Among other things, the SARFT must approve the creation of new premium content channels and has the power to order television network operators to stop airing programs or advertising that it considers illegal or inappropriate. Any of such adverse government actions against television network operators could in turn cause China Cablecom to lose existing or potential subscribers.

In China, the basic subscription fee for cable television is regulated, municipal cable television operators have to apply for approval at a local Price Bureau, who will then arrange public hearings to approve any subscription price changes. Although Binzhou Broadcasting has applied and has acquired approval for subscription fee raise from its Price Bureau in 2006, there is no guarantee that any future partnership networks of China Cablecom will succeed in getting approval for subscription fee raises for digital television services.

If significant numbers of television viewers in the PRC are unwilling to pay for digital television or value-added services, China Cablecom may not be able to sustain our current revenue level.

China Cablecom expects a substantial majority of its future revenue growth to be derived from the introduction of digital television subscriptions to viewers. However, China Cablecom may be unsuccessful in promoting digital television or value-added services. Television viewers in the PRC are accustomed to receiving television for free or for a very low price. Even viewers who are accustomed to paying for cable television subscriptions have historically paid very low rates and may not be willing to pay significantly higher rates for digital television services, or additional fees for value-added services. If China Cablecom is unable to carry unique and compelling content to differentiate itself from direct satellite TV service providers and telecom companies, or offer digital cable TV value-added services that meet viewers’ needs at an affordable price, it may find it difficult to persuade viewers to accept the pay-television model or pay more for digital cable television or value-added services than viewers have historically paid for analog cable television. In that event, our customers’ digital subscriber numbers may not grow and China Cablecom may be unable to sustain its current revenue level.

Our principal shareholder and Executive Chairman is subject to potentially conflicting duties to another company he established to pursue business opportunities in the PRC.

Mr. Ng, our Chairman and President, has recently entered into a settlement agreement with China Broadband, Inc., another company he organized to pursue broadband cable opportunities in the PRC, and certain of its shareholders and consultants, relating to possible claims that China Broadband and such shareholders and consultants suggested might be brought by China Broadband against Mr. Ng for his activities in forming China Cablecom. If the parties to the settlement agreement fail to observe the terms of the agreement, China Cablecom Holdings may be involved in burdensome and time-consuming litigation in order to establish clear entitlement to the Binzhou Broadcasting operations.

In addition, notwithstanding the terms of the settlement and the amendment to Mr. Ng's employment agreement with China Broadband, Ltd., Mr. Ng's continuing relationship with China Broadband could lead to future claims of violation of his duties to China Broadband in the event future acquisitions in the PRC are offered to China Cablecom Holdings rather than China Broadband, notwithstanding the express terms of the revised employment agreement and provisions of the settlement agreement. Mr. Ng's revised employment agreement with China Broadband contains an express provision permitting Mr. Ng to resign from China Broadband in the event an acquisition arises that involves the business of China Cablecom, which is how Mr. Ng currently intends to handle opportunities in the future that could create a situation similar to that which led to the settlement agreement.

If shareholders sought to sue China Cablecom officers or directors, it may be difficult to obtain jurisdiction over the parties and access to the assets located in the PRC.

Because most of China Cablecom’s officers and directors will reside outside of the U.S., it may be difficult, if not impossible, to acquire jurisdiction over these persons in the event a lawsuit is initiated against such officers and directors by shareholders in the U.S. It also is unclear if extradition treaties now in effect between the U.S. and the PRC would permit effective enforcement of criminal penalties of the federal securities laws. Furthermore, because substantially all of China Cablecom’s assets are located in the PRC, it would also be extremely difficult to access those assets to satisfy an award entered against us in U.S. court. Moreover, Jaguar has been advised that the PRC does not have treaties with the U.S. providing for the reciprocal recognition and enforcement of judgments of courts. As a result, it may not be possible for investors in the U.S. to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of U.S. courts predicated upon civil liabilities and criminal penalties of our directors and officers under Federal securities laws.

The PRC could change its policies toward, or even nationalize, private enterprise, which could reduce or eliminate the interests held in China Cablecom.

Over the past several years, the PRC has pursued economic reform policies, including the encouragement of private economic activities and decentralization of economic regulation. The PRC may not continue to pursue these policies or may significantly alter them to China Cablecom’s detriment from time to time without notice. Changes in policies by the PRC that result in a change of laws, regulations, their interpretation, or the imposition of high levels of taxation, restrictions on currency conversion or imports and sources of supply could materially and adversely affect China Cablecom’s business and operating results. The nationalization or other expropriation of private enterprises by the PRC could result in the total loss of our investment in China.

Foreign exchange regulations in the PRC may affect China Cablecom’s ability to pay dividends in foreign currency or conduct other foreign exchange business.

Renminbi (“RMB”) is not presently a freely convertible currency, and the restrictions on currency exchanges may limit China Cablecom’s ability to use revenues generated in RMB or to make dividends or other payments in U.S. dollars. The PRC government, through the State Administration for Foreign Exchange (‘‘SAFE’’), regulates conversion of RMB into foreign currencies. Currently, Foreign Invested Enterprises (such as China Cablecom) are required to apply for ‘‘Foreign Exchange Registration Certificates’’ and to renew those certificates annually. However, even with that certification, conversion of currency in the ‘‘capital account’’ (e.g. for capital items such as direct investments or loans) still requires the approval of SAFE. There is no assurance that SAFE approval will be obtained, and if it is not, it could impede China Cablecom’s business activities.

China Cablecom may have difficulty establishing adequate management, legal and financial controls in the PRC, which could result in misconduct and difficulty in complying with applicable laws and requirements.

As quasi-governmental businesses in the PRC, the networks comprising China Cablecom have not historically focused on establishing Western-style management and financial reporting concepts and practices, as well as modern banking, computer and other internal control systems. China Cablecom may have difficulty in hiring and retaining a sufficient number of qualified internal control employees to work in the PRC. As a result of these factors, China Cablecom may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet Western standards, especially on the operation level of Cablecom’s joint ventures with municipal cable TV network operators.

Being a foreign private issuer may exempt China Cablecom from certain Securities and Exchange Commission requirements that provide stockholders the protection of information that must be made available to stockholders of United States public companies.

Upon consummation of the Redomestication Merger, China Cablecom Holdings may be a foreign private issuer within the meaning of the rules promulgated under the Securities Exchange Act of 1934, depending upon the composition of its shareholder base. As such, it would be exempt from certain provisions applicable to United States public companies including:

•	The rules requiring the filing with the SEC of quarterly reports on Form 10-Q or current reports on Form 8-K;

•	The sections of the Securities Exchange Act regulating the solicitation of proxies, consents or authorizations with respect to a security registered under the Securities Exchange Act;

•	Provisions of Regulation FD aimed at preventing issuers from making selective disclosures of material information; and

•
The sections of the Securities Exchange Act requiring insiders to file public reports of their stock ownership and trading activities and establishing insider liability for profits realized from any ‘‘short swing’’ trading transactions (i.e., a purchase and sale, or a sale and purchase, of the issuer’s equity securities within less than six months).

Because of these exemptions, China Cablecom Holdings’ stockholders may not be afforded the same protections or information generally available to investors holding shares in public companies organized in the United States.

Risks Relating to China Cablecom’s Corporate Structure

China Cablecom exercises voting and economic control over Jinan Youxiantong Network Technology Co., Ltd. pursuant to contractual agreements with the shareholders of Jinan Youxiantong Network Technology Co., Ltd. that may not be as effective as direct ownership.

As a result of the contractual agreements entered into between China Cablecom's indirect subsidiary Heze Cablecom Network Technology Co., Ltd., a PRC company ("HZNT"), and the shareholders of Jinan Youxiantong Network Technology Co., Ltd. ("JYNT"), China Cablecom controls and is considered the primary beneficiary of JYNT, and is entitled to consolidate the financial results of JYNT, which includes JYNT's 60% economic interest in the financial results of Binzhou Broadcasting. While the terms of these contractual agreements are designed to minimize the operational impact of governmental regulation of the media, cultural and telecommunications industries in the PRC, and provide China Cablecom with voting control and the economic interests associated with the stockholders' equity interest in JYNT, they are not accorded the same status at law as direct ownership of JYNT and may not be as effective in providing and maintaining control over JYNT as direct ownership. For example, China Cablecom may not be able to take control of JYNT upon the occurrence of certain events, such as the imposition of statutory liens, judgments, court orders, death or capacity. If the PRC government proposes new laws or amends current laws that are detrimental to the contractual agreements with JYNT, such changes may effectively eliminate our control over the JYNT and our ability to consolidate the financial results of Binzhou Broadcasing, JYNT's sole operational asset. In addition, if the shareholders of JYNT fail to perform as required under those contractual agreements, China Cablecom will have to rely on the PRC legal system to enforce those agreements and there is no guarantee that it will be successful in an enforcement action.

Furthermore, if China Cablecom, or HZNT, were found to be in violation of any existing PRC laws or regulations, the relevant regulatory authorities would have broad discretion to deal with such violation, including, but not limited to the following:

•	levying fines;

•	confiscating income; and/or

•	requiring a restructure of ownership or operations.

JYNT has a 49% equity interest in Binzhou Broadcasting, and the failure by the Binzhou SOE to perform its obligations under the joint venture agreement and services agreements may negatively impact our ability to consolidate the financial operations of Binzhou Broadcasting.

JYNT has entered into a joint venture agreement and a series of services agreements that, pursuant to applicable accounting principles, entitles JYNT to consolidate 60% of the operating results of Binzhou Broadcasting, although JYNT only has a 49% equity interest and the Binzhou SOE has retained control of the joint venture. Because JYNT lacks actual control over Binzhou Broadcasting, JYNT and China Cablecom through their contractual arrangements with the shareholders of JYNT, are protected in their dealings with the Binzhou SOE only to the extent provided for in the joint venture agreement and the services agreements. If the Binzhou SOE fails to observe the requirements of the joint venture agreement and other services agreements with JYNT, China Cablecom Holdings may have to incur substantial costs and resources to enforce such arrangement, and rely on legal remedies under PRC law, including seeking specific performance or injunctive relief, and claiming damages, which may not be effective. If China Cablecom and the shareholders of JYNT are unable to compel the Binzhou SOE to observe the requirements of the joint venture agreement and the services agreements, China Cablecom may be forced to account for the financial results and position of Binzhou Broadcasting pursuant to different accounting principles, effectively eliminating its sole operational asset.

The agreements that establish the structure for operating our business may result in the relevant PRC government regulators revoking or refusing to renew Binzhou Broadcasting’s operating permit.

Binzhou Broadcasting obtains exclusive operating rights by entering into exclusive service agreement with Binzhou SOEs who are 100% owned by different levels of branches of SARFT in Binzhou Municipality. Binzhou SOEs enjoy the right to provide cable access services in its territories. Any foreign-invested enterprise incorporated in the PRC, such as China Cablecom’s subsidiary, HZNT, is prohibited from conducting a business involving the transmission of broadcast television or the provision of cable access services. Our contractual arrangements with JYNT and its shareholders provide us with the economic benefits of Binzhou Broadcasting. If SARFT determines that our control over JYNT, or relationship with Binzhou Broadcasting through those contractual arrangements is contrary to their generally restrictive approach towards foreign participation in the PRC cable television industry, there can be no assurance that SARFT will not reconsider Binzhou Broadcasting’s eligibility to hold exclusive rights to provide operating services on cable access services to Binzhou SOEs. If that were to happen, China Cablecom might have to discontinue all or a substantial portion of its business pending the approval of exclusive service and operating rights on the required operating permit held by Binzhou SOEs. In addition, if China Cablecom is found to be in violation of any existing or future PRC laws or regulations, the relevant regulatory authorities, including the SARFT, would have broad discretion in dealing with such violation, including levying fines, confiscating our income, revoking the business licenses or operating licenses of our PRC affiliates and Binzhou SOE, requiring us to restructure the relevant ownership structure or operations, and requiring us to discontinue all or any portion of our operations. Any of these actions could cause significant disruption to our business operations and may materially and adversely affect our business, financial condition and results of operations.

Risks Relating to the People’s Republic of China

Adverse changes in economic policies of the PRC government could have a material adverse effect on the overall economic growth of the PRC, which could reduce the demand for China Cablecom’s services and materially adversely affect its business.

All of China Cablecom’s assets are located in and all of its revenue is sourced from the PRC. Accordingly, China Cablecom’s business, financial condition, results of operations and prospects will be influenced to a significant degree by political, economic and social conditions in the PRC generally and by continued economic growth in the PRC as a whole.

The PRC economy differs from the economies of most developed countries in many respects, including the amount of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources. Although the PRC government has implemented measures since the late 1970s emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets and the establishment of improved corporate governance in business enterprises, a substantial portion of productive assets in the PRC is still owned by the PRC government. In addition, the PRC government continues to play a significant role in regulating industry development by imposing industrial policies. The PRC government also exercises significant control over the PRC’s economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies.

While the PRC economy has experienced significant growth over the past decade, growth has been uneven, both geographically and among various sectors of the economy. The PRC government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall PRC economy, but may also have a negative effect on China Cablecom. For example, China Cablecom’s operating results and financial condition may be adversely affected by government control over capital investments or changes in tax regulations that are applicable to it. The PRC government has implemented certain measures, including recent interest rate increases, to control the pace of economic growth. These measures may cause decreased economic activity in the PRC, including a slowing or decline in investment in cable television networks, which in turn could adversely affect our operating results and financial condition.

Uncertainties in the interpretation and enforcement of PRC laws and regulations could limit the legal protections available to you and China Cablecom.

The PRC legal system is a civil law system based on written statutes. Unlike common law systems, it is a system in which legal decisions have limited value as precedents. In 1979, the PRC government began to promulgate a comprehensive system of laws and regulations governing economic matters in general. The overall effect of legislation over the past three decades has significantly increased the protections afforded to various forms of foreign or private-sector investment in the PRC. These laws and regulations change frequently, and their interpretation and enforcement involve uncertainties. For example, China Cablecom may have to resort to administrative and court proceedings to enforce the legal protections that it enjoys either by law or contract. However, since PRC administrative and court authorities have significant discretion in interpreting and implementing statutory and contractual terms, it may be more difficult to evaluate the outcome of administrative and court proceedings and the level of legal protection China Cablecom enjoys than in more developed legal systems. These uncertainties may also impede our ability to enforce the contracts China Cablecom has entered into. As a result, these uncertainties could materially adversely affect China Cablecom’s business and operations.

Risks Relating to the Redomestication Merger

Following consummation of the Redomestication Merger, Jaguar merged into a British Virgin Islands company and, because the rights of shareholders under British Virgin Islands law differ from those under U.S. law, you may have fewer protections as a shareholder.

Following the consummation of the Redomestication Merger, the resulting company’s corporate affairs is governed by its Amended and Restated Memorandum and Amended and Restated Articles of Association, the BVI Business Companies Act, 2004 (as amended) of the British Virgin Islands (the ‘‘Act’’) and the common law of the British Virgin Islands. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibility of the directors under British Virgin Islands law are governed by the Act and the common law of the British Virgin Islands. The common law of the British Virgin Islands is derived in part from comparatively limited judicial precedent in the British Virgin Islands as well as from English common law, which has persuasive, but not binding, authority on a court in the British Virgin Islands. The rights of shareholders and the fiduciary responsibilities of directors under British Virgin Islands law are not as clearly established as they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the British Virgin Islands has a less developed body of securities laws as compared to the United States, and some states (such as Delaware) have more fully developed and judicially interpreted bodies of corporate law.

British Virgin Islands companies may not be able to initiate shareholder derivative actions, thereby depriving shareholders of the ability to protect their interests.

British Virgin Islands companies may not have standing to initiate a shareholder derivative action in a federal court of the United States. The circumstances in which any such action may be brought, and the procedures and defenses that may be available in respect to any such action, may result in the rights of shareholders of a British Virgin Islands company being more limited than those of shareholders of a company organized in the United States. Accordingly, shareholders may have fewer alternatives available to them if they believe that corporate wrongdoing has occurred. The British Virgin Islands courts are also unlikely to recognize or enforce against us judgments of courts in the United States based on certain liability provisions of U.S. securities law; and to impose liabilities against us, in original actions brought in the British Virgin Islands, based on certain liability provisions of U.S. securities laws that are penal in nature.

The laws of the British Virgin Islands provide little protection for minority shareholders, so minority shareholders will have little or no recourse if the shareholders are dissatisfied with the conduct of the affairs of China Cablecom.

Under the laws of the British Virgin Islands, there is some statutory law for the protection of minority shareholders under the Act. The principal protection under statutory law is that shareholders may bring an action to enforce the Amended and Restated Memorandum and Amended and Restated Articles of Association of China Cablecom. The Act sets forth the procedure to bring such a claim. Shareholders are entitled to have the affairs of the company conducted in accordance with the general law and the Amended and Restated Memorandum and Amended and Restated Articles of Association. Pursuant to China Cablecom Holdings' constitutional documents, the company is obliged to hold an annual general meeting and provide for the election of directors. Companies are not obligated to appoint an independent auditor and shareholders are not entitled to receive the audited financial statements of the company.

There are common law rights for the protection of shareholders that may be invoked (such rights have also now been given statutory footing under the Act; for further discussion of the rights of minority shareholders, see the section entitled "Rights of Minority Shareholders" beginning on page 102), largely dependent on English company law, since the common law of the British Virgin Islands for business companies is limited. Under the general rule pursuant to English company law known as the rule in Foss v. Harbottle, a court will generally refuse to interfere with the management of a company at the insistence of a minority of its shareholders who express dissatisfaction with the conduct of the company’s affairs by the majority or the board of directors. However, every shareholder is entitled to have the affairs of the company conducted properly according to law and the constituent documents of the corporation. As such, if those who control the company have persistently disregarded the requirements of company law or the provisions of the company’s memorandum or articles of association, then the courts will grant relief. Generally, the areas in which the courts will intervene are the following: (i) an act complained of which is outside the scope of the authorized business or is illegal or not capable of ratification by the majority, (ii) acts that constitute fraud on the minority where the wrongdoers control the company, (iii) acts that infringe on the personal rights of the shareholders, such as the right to vote, and (iv) where the company has not complied with provisions requiring approval of a special or extraordinary majority of shareholders, which are more limited than the rights afforded minority stockholders under the laws of many states in the U.S.

If outstanding warrants are exercised, the underlying common shares will be eligible for future resale in the public market. ‘‘Market overhang’’ from the warrants results in dilution and has an adverse effect on the common stock’s market price.

Outstanding warrants and unit purchase options to purchase an aggregate of 10,483,334 shares of common stock issued in connection with Jaguar’s initial public offering became exercisable upon consummation of the Business Combination. If they are exercised, a substantial number of additional ordinary shares of China Cablecom Holdings will be eligible for resale in the public market, which could adversely affect the market price.

Registration rights held by Jaguar’s initial stockholders who purchased shares prior to Jaguar’s initial public offering may have an adverse effect on the market price of China Cablecom Holdings.

Jaguar’s initial stockholders who purchased common stock prior to its initial public offering are entitled to demand that Jaguar register the resale of their shares at any time after they are released from escrow. If such stockholders exercise their registration rights with respect to all of their shares, there will be an additional 1,116,667 ordinary shares eligible for trading in the public market. The presence of these additional shares may have an adverse effect on the market price of China Cablecom Holdings’ ordinary shares.

Because Jaguar does not intend to pay dividends on its common stock, stockholders will benefit from an investment in Jaguar’s common stock only if it appreciates in value.

Jaguar has never declared or paid any cash dividends on its shares of common stock. Post-merger, China Cablecom Holdings currently intends to retain all future earnings, if any, for use in the operations and expansion of the business. As a result, China Cablecom Holdings does not anticipate paying cash dividends in the foreseeable future. Any future determination as to the declaration and payment of cash dividends will be at the discretion of China Cablecom Holdings’ Board of Directors and will depend on factors China Cablecom Holdings’ Board of Directors deems relevant, including among others, China Cablecom Holdings’ results of operations, financial condition and cash requirements, business prospects, and the terms of China Cablecom Holdings’ credit facilities, if any, and any other financing arrangements. Accordingly, realization of a gain on stockholders’ investments will depend on the appreciation of the price of China Cablecom Holdings’ ordinary shares. There is no guarantee that China Cablecom Holdings’ ordinary shares will appreciate in value.

Jaguar’s securities are quoted on the Over-the-Counter Bulletin Board, which may limit the liquidity and price of its securities more than if the securities were quoted or listed on the Nasdaq market.

Jaguar’s securities are quoted on the Over-the-Counter Bulletin Board (‘‘OTC Bulletin Board’’), a FINRA-sponsored and operated inter-dealer automated quotation system. Subsequent to the Redomestication Merger and the Business Combination, it is expected that China Cablecom Holdings’ ordinary shares will be eligible for quotation on the OTC Bulletin Board. Quotation of China Cablecom Holdings’ securities on the OTC Bulletin Board will limit the liquidity and price of its securities more than if the securities were quoted or listed on Nasdaq.

There is a risk that China Cablecom Holdings could be treated as a U.S. domestic corporation for U.S. federal income tax purposes after the Redomestication Merger and Business Combination, which could result in significantly greater U.S. federal income tax liability to China Cablecom Holdings.

Section 7874(b) (‘‘Section 7874(b)’’) of the Internal Revenue Code of 1986, as amended, (the ‘‘Code’’) generally provides that a corporation organized outside the United States which acquires, directly or indirectly, pursuant to a plan or series of related transactions substantially all of the assets of a corporation organized in the United States will be treated as a domestic corporation for U.S. federal income tax purposes if shareholders of the acquired corporation own at least 80% (of either the voting power or the value) of the stock of the acquiring corporation after the acquisition. If Section 7874(b) were to apply to the Redomestication Merger, then China Cablecom Holdings, as the surviving entity, would be subject to U.S. federal income tax on its worldwide taxable income following the Redomestication Merger and Business Combination as if China Cablecom Holdings were a domestic corporation.

Although it is not expected that Section 7874(b) will apply to treat China Cablecom Holdings as a domestic corporation for U.S. federal income tax purposes, due to the absence of full guidance on how the rules of Section 7874(b) will apply to the transactions contemplated by the Redomestication Merger and Business Combination, this result is not entirely free from doubt. As a result, stockholders and warrant holders are urged to consult their own tax advisors on this issue. The balance of this discussion assumes that China Cablecom Holdings will be treated as a foreign corporation for U.S. federal income tax purposes.

Jaguar should recognize gain (but not loss) for U.S. federal income tax purposes as a result of the Redomestication Merger, which would result in increased U.S. federal income tax liability to Jaguar.

As a result of the Redomestication Merger, Jaguar should recognize gain (but not loss) for U.S. federal income tax purposes equal to the excess, if any, of the fair market value of each of its assets over such asset’s adjusted tax basis at the effective time of the Redomestication Merger. Since any such gain will be determined based on the value of its assets at that time, the amount of such gain (and any U.S. federal income tax liability to Jaguar by reason of such gain) cannot be determined at this time. In addition, because it is expected that former shareholders of Jaguar would own at least 60% (but less than 80%) of the shares of China Cablecom Holdings following the Redomestication Merger and Business Combination, any such gain could not be reduced by any net operating losses otherwise available to Jaguar. Stockholders and warrant holders are urged to consult their own tax advisors on this tax issue and other tax issues in connection with the Redomestication Merger.

There is a risk that China Cablecom Holdings will be classified as a passive foreign investment company (“PFIC”) which could result in adverse U.S. federal income tax consequences to U.S. holders of ordinary shares or warrants of China Cablecom Holdings.

China Cablecom Holdings will be treated as a PFIC for any taxable year in which either (1) at least 75% of its gross income (looking through certain corporate subsidiaries) is passive income or (2) at least 50% of the average value of its assets (looking through certain corporate subsidiaries) produce, or are held for the production of, passive income. Passive income generally includes dividends, interest, rents, royalties, and gains from the disposition of passive assets. If China Cablecom Holdings were a PFIC for any taxable year during which a U.S. holder held its ordinary shares or warrants, the U.S. holder may be subject to increased U.S. federal income tax liability and may be subject to additional reporting requirements. Based on the expected composition of the assets and income of China Cablecom Holdings and its subsidiaries after the Redomestication Merger and Business Combination, it is not anticipated that China Cablecom Holdings will be treated as a PFIC following the Redomestication Merger and Business Combination. The actual PFIC status of China Cablecom Holdings for any taxable year, however, will not be determinable until after the end of its taxable year, and accordingly there can be no assurance as to status of China Cablecom Holdings as a PFIC for the current taxable year or any future taxable year. We urge U.S. holders to consult their own tax advisors regarding the possible application of the PFIC rules. For a more detailed explanation of the tax consequences of PFIC classification to U.S. holders, see ‘‘Material United States Federal Income Tax Considerations – Tax Consequences to U.S. Holders of Common Stock and Warrants of China Cablecom Holdings – Passive Foreign Investment Company Rules.’’

Risks to Jaguar’s Stockholders and Warrant Holders

China Cablecom Holdings may choose to redeem Jaguar’s outstanding warrants at a time that is disadvantageous to the warrant holders.

Subject to there being a current prospectus under the Securities Act of 1933, China Cablecom Holdings may redeem all of Jaguar’s currently outstanding warrants at any time after they become exercisable at a price of $.01 per warrant, upon a minimum of 30 days prior written notice of redemption, if and only if, the last sale price of China Cablecom’s ordinary shares equals or exceeds $8.50 per share for any 20 trading days within a 30 trading day period ending three business days before China Cablecom Holdings sends the notice of redemption. Calling all of such warrants for redemption could force the warrant holders:

To exercise the warrants and pay the exercise price for such warrants at a time when it may be disadvantageous for the holders to do so;

To sell the warrants at the then current market price when they might otherwise wish to hold the warrants; or

To accept the nominal redemption price which, at the time the warrants are called for redemption, is likely to be substantially less than the market value of the warrants.

Jaguar’s warrant holders may not be able to exercise their warrants, which may create liability for Jaguar.

Holders of the warrants Jaguar issued in its initial public offering and private placement will be able to receive shares upon exercise of the warrants only if (i) a current registration statement under the Securities Act of 1933 relating to the shares of its common stock underlying the warrants is then effective and (ii) such shares are qualified for sale or exempt from qualification under the applicable securities laws of the states in which the various holders of warrants reside. Although Jaguar has agreed to use its best efforts to maintain a current registration statement covering the shares underlying the warrants to the extent required by federal securities laws, which obligation China Cablecom Holdings will assume pursuant to the Redomestication Merger and with which it intends to comply, China Cablecom Holdings cannot assure that it will be able to do so. In addition, some states may not permit China Cablecom Holdings to register the shares issuable upon exercise of its warrants for sale. The value of the warrants will be greatly reduced if a registration statement covering the shares issuable upon the exercise of the warrants is not kept current or if the securities are not qualified, or exempt from qualification, in the states in which the holders of warrants reside. Holders of warrants who reside in jurisdictions in which the shares underlying the warrants are not qualified and in which there is no exemption will be unable to exercise their warrants and would either have to sell their warrants in the open market or allow them to expire unexercised. If and when the warrants become redeemable by China Cablecom Holdings, China Cablecom Holdings may exercise its redemption right even if it is unable to qualify the underlying securities for sale under all applicable state securities laws. Since China Cablecom Holdings’ obligations in this regard are subject to a ‘‘best efforts’’ standard, it is possible that, even if China Cablecom Holdings is able to successfully assert a defense to a claim by warrant holders due to the impossibility of registration, a court may impose monetary damages on China Cablecom Holdings to compensate warrant holders due to the change in circumstances that led to China Cablecom Holdings being unable to fulfill its obligations.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We maintain our principal executive offices at 1200 River Road, Suite 1302, Conshohocken, Pennsylvania. The cost for this space is $3,750 per-month. This monthly payment is included in the fee Katalyst LLC charges us for general and administrative services which commenced on the effective date of our IPO pursuant to a letter agreement between us and Katalyst LLC. We believe, based on rents and fees for similar services in the Conshohocken metropolitan area, that the fee charged by Katalyst LLC is at least as favorable as we could have obtained from an unaffiliated person. As of April 9, 2008, the date of the Business Combination with China Cablecom, Jaguar will no longer be charged for general and administrative services. The space will be continued to be occupied by Katalyst LLC and following the Business Combination and Redomestication Merger, China Cablecom Holdings will have its own property arrangements for its operations.

Item 3. Legal Proceedings

We are not currently a party to any pending material legal proceeding.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 2008. On March 19, 2008, the U.S. Securities and Exchange Commission approved the Company’s proxy statement and prospectus related to the Merger Agreement and Notice of Special Meeting of Stockholders to be held on April 9, 2008. The proxy statement and prospectus was distributed to stockholders of Jaguar to consider and vote upon the (1) Redomestication Merger Proposal, (2) Business Combination Proposal, (3) Incentive Plan Proposal and (4) Performance Share Proposal, all described in the proxy statement and prospectus sent to shareholders.

On April 9, 2008, the Company’s shareholders of record as of March 17, 2008, the record date, approved all four proposals.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Prior to the Redomestication Merger and Business Combination, our units, common stock and warrants were traded on the OTC Bulletin Board under the symbols “JGACU,” “JGAC” and “JGACW,” respectively. The following table sets forth the range of high and low closing bid prices for the units, common stock and warrants for the periods indicated since the units commenced public trading on April 7, 2006 and the common stock and warrants commenced public trading on June 26, 2006. The OTC Bulletin Board quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions.

	Jaguar Acquisition		Jaguar Acquisition		Jaguar Acquisition
	Common Stock		Warrants		Units
	High	Low	High	Low	High	Low

2006	$5.52	$5.10	$0.94	$0.47	$8.00	$6.17

Second Quarter*	5.10	5.10	0.60	0.47	8.00	6.17

Third Quarter	5.40	5.10	0.94	0.48	7.25	6.17

Fourth Quarter	5.52	5.25	0.94	0.65	7.30	6.50

2007	7.40	5.35	1.20	0.80	7.83	7.10

First Quarter	5.57	5.35	1.20	0.80	7.83	7.10

Second Quarter	5.90	5.53	1.22	1.04	8.35	7.65

Third Quarter	6.00	5.63	1.65	1.00	9.37	7.70

Fourth Quarter	7.44	6.00	2.59	1.67	12.44	9.25

2008

First Quarter	7.45	6.43	2.67	1.70	12.70	10.55

* The figures for the second quarter of 2006 are from the date on which our securities first commenced trading on the OTC Bulletin Board. Our units commenced trading on the OTC Bulletin Board on April 7, 2006 and our warrants and common stock commenced trading on June 26, 2006.

Subsequent to consummation of the Business Combination, on April 23, 2008, China Cablecom Holdings changed its trading symbols on the OTC Bulletin Board to CCCHF, CCCZF, and CCCWF for its ordinary shares, units, and warrants, respectively. The new CUSIP numbers were changed to G21176 105, G21176 204, and G21176 113 for the ordinary shares, units, and warrants respectively.

As of March 31, 2008, there were 28 holders of record of our units, 168 holders of record of our common stock and 179 holders of record of our warrants, which does not include beneficial owners of our securities.

Dividends

We have not paid any dividends on our common stock to date and did not pay dividends prior to the completion of a business combination. The payment of dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements and general financial condition of China Cablecom. The payment of any dividends subsequent to a business combination will be within the discretion of China Cablecom’s board of directors.

Recent Sales of Unregistered Securities

None.

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

Issuer Purchases of Equity Securities

None.

Item 6. Selected Financial Data

As a smaller reporting company, we are not required to include this information in our Annual Report on Form 10-K.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission filings.

The following discussion should be read in conjunction with our financial statements and footnotes thereto contained elsewhere in this Annual Report on Form 10-K.

Overview

We were formed on June 2, 2005, to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business. Until consummation of our initial public offering in April 2006 (the “IPO”), all of our activities related to our formation and the IPO. Since then, we have been searching for prospective target businesses to acquire. On October 30, 2007 Jaguar entered into an Agreement and Plan of Merger (“Merger Agreement”) to effect a business combination with China Cablecom Ltd. (“China Cablecom”), a British Virgin Islands company which is a joint-venture provider of cable television services in the People’s Republic of China. On March 21, 2008, notice was given to the stockholders of Jaguar that the board of directors of Jaguar and its wholly-owned subsidiary, China Cablecom Holdings, a British Virgin Islands company, had unanimously approved the acquisition of China Cablecom pursuant to the Merger Agreement and that a special meeting would be held on April 9, 2008, after the end of our fiscal year, to consider and vote on proposals on the Business Combination and Redomestication Merger. On that date, the majority of Jaguar’s stockholders approved the Business Combination and Redomestication Merger.

Results of Operations for the fiscal year ended March 31, 2008 compared to the fiscal year ended March 31, 2007

The net loss for the year ended March 31, 2008 of $2,020,520 resulted from interest income of $891,775 reduced by transaction costs associated with the business combination of $2,592,333 ($202,744 that had previously been capitalized at March 31, 2007), $45,000 for a monthly administrative services agreement, $99,200 for insurance, $117,609 for professional fees not associated with the business combination, $25,597 in interest charges on loans, and $66,018 in other expenses and increased by a tax reversal of $33,462 due to over-accruing state income tax expense.

Net income for the year ended March 31, 2007 of $583,505 consisted of $894,117 of interest income reduced by a loss of $2,285 on the disposition of Treasury bills, $45,000 for a monthly administrative services agreement, $84,993 for insurance, $74,321 for professional fees, $67,850 for taxes and $36,163 for other expenses. Prior to effectiveness of the Company’s Registration Statement on Form S-4/A as declared by the U.S. Securities and Exchange Commission (the “SEC”) on March 19, 2008, the Company’s policy was to capitalize costs associated with the potential acquisition of China Cablecom.

The net loss for the period from June 2, 2005 (inception) to March 31, 2008 of $1,438,215 consisted of $1,785,892 of interest income reduced by a loss of $2,285 on the disposition of Treasury bills, $2,592,333 in transaction costs, $90,000 for a monthly administrative services agreement, $184,193 for insurance, $191,930 for professional fees not associated with the business combination, $25,597 in interest expense on loans, $34,388 for taxes and $103,381 for other expenses.

During the years ended March 31, 2008 and 2007, the Company spent $2,389,559 and $202,774 respectively associated with the merger with China Cablecom. These costs have been expensed as a result of the transaction with China Cablecom being accounted for as a reverse acquisition.

Liquidity and Capital Resources

We consummated our IPO on April 13, 2006. On April 18, 2006, we consummated the closing of an additional 600,000 units that were subject to the underwriters’ over-allotment option. Gross proceeds from the IPO were $28,300,002 (including units sold privately). We paid a total of $1,932,000 in underwriting discounts and commissions, and approximately $730,000 was paid for costs and expenses related to the offering. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $25 million, of which $24,398,000 was deposited into the trust account (or $5.30 per share sold in the offering). In addition, a private sale of units to insiders on the date of the IPO raised an additional $700,002, all of the proceeds from the private sale of the units were deposited into the trust fund. A total of $25,098,002 was placed in trust. The remaining proceeds were available to be used by us for business, legal and accounting due diligence expenses related to prospective acquisitions and continuing general and administrative expenses. In addition to these funds, in July 2007, the Company issued an aggregate of $65,000 unsecured promissory notes to its initial stockholders. The notes were non-interest-bearing and were re-paid at the closing of the Merger with China Cablecom. Further, China Cablecom loaned the Company $475,000 carrying an interest rate of 10% per annum on a non-recourse basis to pay for on-going expenses associated with consummating the Company’s business combination. We used substantially all of the net proceeds of the fund raising to merge with the target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. At the date of execution, the proceeds held in the trust account as well as other net proceeds not expended were used to pay off transaction costs and provide funds for the operation of the China Cablecom.

In June 2005, our initial stockholders, advanced $75,000 to us for payment on our behalf of offering expenses. This amount was repaid following the IPO from the net proceeds of the IPO. Commencing on April 5, 2006, we began incurring a fee from Katalyst, LLC, an affiliate of our executive officers of $3,750 per month for providing us with office space and certain general and administrative services that lasted until April 9, 2008.

On October 30, 2007 the Company executed an Agreement and Plan of Merger (“Merger Agreement”) to redomesticate from the State of Delaware to the British Virgin Islands (the “Redomestication Merger”) through a merger with and into the Company’s wholly-owned BVI subsidiary, China Cablecom Holdings Ltd., became the surviving. Subsequently, China Cablecom Holdings established a wholly owned subsidiary, China Cable Merger Co., Ltd (China Cablecom Merger Co.), effectively changing Jaguar’s domicile from the State of Delaware to the British Virgin Islands and on April 9, 2008, China Cablecom Merger Co, merged with and into China Cablecom which became the surviving entity. The separate corporate existence of Jaguar ceased at that time.

Under the Business Combination Proposal, China Cablecom Holdings issued China Cablecom’s shareholders aggregate merger consideration of 2,066,680 of China Cablecom Holdings’ shares (valued at approximately $14,260,092, based on the closing price of Jaguar’s common stock on March 14, 2008) and China Cablecom Holdings assumed $20 million in outstanding debt of China Cablecom. This debt was in the form of a one-year promissory note with an annual interest rate of 10%. One half of the note was paid back immediately subsequent to the Business Combination; the remaining $10 million is to be paid back with interest on April 9, 2009. Stockholders of Jaguar received one China Cablecom Holdings unit for every Jaguar unit. Stockholders of Jaguar’s common stock received one ordinary share of China Cablecom for every share of Jaguar stock. Holders of Jaguar warrants received one China Cablecom Holdings warrant for every Jaguar warrant.

On April 9, 2008, the funds in the Trust Account were disbursed. The amount of $22,915,582.48 was paid by the Trustee into the account of China Cablecom Holdings Ltd. The remainder of $26,892,177.07 in the Trust Account on the day of closing amounting to $3,976,594.59 was distributed to pay for legal, accounting, printing and other expenses (incurred both by Jaguar and China Cablecom Holdings) associated with the Business Combination.

Off Balance-Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations

We do not have any long term debt, capital lease obligations, operating lease obligations, purchase obligations or other long term liabilities.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Prior to the Business Combination and Redomestication Merger with China Cablecom we did not have any substantive commercial business, therefore, we were not exposed to market risks associated with foreign exchange rates, commodity prices, equity prices or other market-driven rates or prices.

Item 8. Financial Statements and Supplementary Data

The financial statements and the report and notes, are attached hereto following the signature page beginning on Page F-1.

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-1

Balance Sheets-As of March 31, 2008 and 2007	F-2

Statements of Operations-For the Year Ended March 31, 2008, for the Year Ended March 31, 2007 and for the Period from June 2, 2005 (inception) to March 31, 2008	F-3

Statements of Stockholders’ Equity-For the Year Ended March 31, 2008 and for the Period from June 2, 2005 (inception) to March 31, 2008	F-4

Statements of Cash Flows-For the Year Ended March 31, 2008, for the Year Ended March 31, 2007 and for the Period from June 2, 2005 (inception) to March 31, 2008	F-5

Summary of Significant Accounting Policies	F-6

Notes to Financial Statements	F-9

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures

Disclosure Controls and Procedures

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in rules 13a-15(f) and 15a-15(f) of the Exchange Act. Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008. Based on their evaluation, they concluded that our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Our internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and effected by our board of directors to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external reporting purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of our board of directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Under the supervision and with the participation of our management, including our Chief Executive Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the criteria established in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of March 31, 2008. This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control Over Financial Reporting

During the recently completed quarter, there has been no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our directors and executive officers as of March 31, 2008 were as follows:

Name	Age	Position

Jonathan Kalman	46	Chairman & Chief Executive Officer
James S. Cassano	61	Executive Vice President, Chief Financial Officer, Secretary and Director
C. Richard Corl	69	Executive Vice President and Director
John J. Hoey	68	Director

Jonathan Kalman has served as our chairman of the board and chief executive officer since our inception. Mr. Kalman has served as chairman of the board and chief executive officer of Katalyst LLC, a cross-border investment banking and advisory firm, since he founded the firm in September 1999. Mr. Kalman is also the founder of Internet Katalyst Investment Partners, and co-founder of Katalyst Venture Partners, both affiliates of Katalyst. Mr. Kalman has served on the investment committee of Katalyst Venture Partners since December 1999 and sat on the investment committee of Internet Katalyst Investment Partners from June 1999 to December 2000. From January 1999 to September 1999, Mr. Kalman served as chairman of the board and chief executive officer of iVenture Capital Group, an investment advisory firm providing business strategy, capital raising and merger and acquisition services to emerging growth companies and venture capital firms. From June 1995 through May 1998, he was managing director of Naviant Technology Solutions, a consumer profile and e-marketing company acquired by Equifax Inc. in August 2002. Mr. Kalman currently serves as a director of China Cablecom Holdings. Mr. Kalman began his career at IBM in June 1985 and remained with IBM through June 1995. While at IBM, he worked with clients in the payments industry, as well as led an advanced semiconductor technology team. Mr. Kalman received a B.S. in Applied Physics from Cornell University and an M.B.A. from Northwestern University’s Kellogg School.

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

Code of Ethics

Prior to our Business Combination and Redomestication Merger with China Cablecom we did not have a code of ethics.

Board Committees and Designated Directors

Prior to the Business Combination and Redomestication Merger, the board of directors was composed of four individuals and we did not have any committees. We are listed on the OTC Bulletin Board and therefore were not required to have a audit committee, nominating committee or a compensation committee. There have been no changes to the procedures by which stockholders may recommend nominees to our board of directors.

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

David W. Tralka has most recently been with Merrill Lynch Business Financial Services, Inc. where he served as chairman between November 2000 and September 2005. Prior to serving as chairman, he served Merrill Lynch Business Financial Services as First Vice President – Credit Operations between 1997 and 1999 and first vice president – regional sales director between 1989 and 1997. At Merrill Lynch, Mr. Tralka also served as president of Merrill Lynch Bank & Trust between 1999 and 2000. Mr. Tralka holds a BA in Economics from Cornell University and an MA, Management from Northwestern University’s Kellogg Graduate School of Management.

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

Item 11. Executive Compensation

No executive officer has received any cash compensation for services rendered to us. Commencing on the effective date of our IPO through the acquisition of China Cablecom, we paid Katalyst LLC, an affiliate of our executive officers, a fee of $3,750 per month for providing us with office space and certain office and secretarial services. However, this arrangement was solely for our benefit and did not provide our executive officers compensation in lieu of a salary. Other than the $3,750 per month administrative fee, no compensation of any kind, including finders, consulting or other similar fees, was paid to any of our initial stockholders, including our directors, or any of their respective affiliates, prior to, or for any services they rendered in order to effectuate, the consummation of a business combination. However, such individuals were reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There was no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged. Because of the foregoing, we did not have the benefit of independent directors examining the propriety of expenses incurred on our behalf and subject to reimbursement.

Since we did not have an operating business prior to the Business Combination and Redomestication Merger, our officers did not receive any compensation for their service to us; and, since we have no other employees, we did not have any compensation policies, procedures, objectives or programs in place. Subsequent to the Business Combination and Redomestication Merger, none of the officers or directors are employed by China Cablecom Holdings, the surviving entity. However, Jonathan Kalman currently serves on the board of directors of the surviving entity.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of April 8, 2008 by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our officers and directors; and

•	all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership		Percentage of Class

Jonathan Kalman	143,889	(2)	2.5%
C. Richard Corl	123,334	(3)	2.2%
James S. Cassano	102,778	(4)	1.8%
John Hoey(5)	30,833	(6)	0.5%
Craig Samuels(7)	1,367,000		20.7%
Jeffrey L. Feinberg(8)	703,503		12.3%
JLF Asset Management, L.L.C. (8)	703,503		12.3%
JLF Offshore Fund, Ltd (8)	384,071		6.7%
JLF Partners I, L.P. (8)	296,723		5.2%
Globis Capital Partners, L.P. (9)	408,967		7.2%
Globis Capital Advisors. L.L.C. (9)	408,967		7.2%
Globis Overseas Fund, Ltd. (9)	96,500		1.7%
Globis Capital Managememt, L.P. (9)	505,467		8.8%
Globis Capital, L.L.C. (9)	505,467		8.8%
Paul Packer(9)	505,467		8.8%
Mitchell Metzman(10)	510,000		8.9%
Mitchell Metzman(10)	510,000		8.9%
Steven M. Oliveira Charitable Remainder Unitrust(11)	318,300		5.6%
All Directors and executive officers as a group (four individuals)	400,834	(13)	7.0%

___________________________________

(1)	Unless otherwise indicated, the business address of each of the individuals is 8 Tower Bridge, Suite 1050, 161 Washington Street, Conshohocken, Pennsylvania 19428.

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

(8)
The business address of Mr. Feinberg, JLF Asset Management, L.L.C. and JLF Partners I, L.P. is 2775 Via de la Valle, Suite 204, Del Mar, CA 92014. The business address of JLF Offshore, Ltd. is c/o Goldman Sachs (Cayman) Trust, Limited, PO Box 896, Harbour Centre, 2nd Floor, North Church Street, Grand Cayman KY1-1103, Cayman Islands. Mr. Feinberg and JLF Asset Management, L.L.C. each share voting and dispositive power over their shares and disclaim beneficial ownership except to the extent of their pecuniary interest therein. The information was derived from a Schedule 13G/A filed with the SEC on February 27, 2008 and a Form 4 filed on February 27, 2008.

(9)
The principal office and business address is 60 Broad Street, 38th floor, New York, NY 10004. The Schedule 13G, as amended on February 11, 2008, was jointly filed by each of the following persons pursuant to Rule 13d-1 promulgated by the Securities and Exchange Commission pursuant to Section 13 of the Securities Exchange Act of 1934, as amended: (i) Globis Capital Partners, L.P., a Delaware limited partnership (‘‘Globis Partners’’), with respect to shares of Common Stock directly held by it; (ii) Globis Capital Advisors, L.L.C., a Delaware limited liability company (‘‘Globis Advisors’’), serves as the general partner of Globis Partners, with respect to shares of Common Stock directly held by Globis Partners; (iii) Globis Overseas Fund, Ltd., a Cayman Islands exempted company (‘‘Globis Overseas’’), with respect to shares of Common Stock directly held by it; (iv) Globis Capital Management, L.P., a Delaware limited partnership (the ‘‘Investment Manager’’), which serves as investment manager to, and has investment discretion over the securities held by, Globis Partners and Globis Overseas, with respect to shares of Common Stock directly held by Globis Partners and Globis Overseas; (v) Globis Capital, L.L.C., a Delaware limited liability company (‘‘GC’’), which serves as the general partner of the Investment Manager, with respect to shares of Common Stock directly held by Globis Partners and Globis Overseas; and (vi) Mr. Paul Packer (‘‘Mr. Packer’’), who is the Managing Member of Globis Advisors, and GC, with respect to shares of Common Stock directly held by Globis Partners and Globis Overseas. The information was derived from a Schedule 13G filed on April 26, 2007.

(10)
Represents 510,000 shares issuable upon the exercise of outstanding warrants, as to which Mitchell Metzman and Marnie Metzman share dispositive control. The information was derived from a Schedule 13G filed with the SEC on February 26, 2007.

(11)
The principal office and business address is 18 Fieldstone Court, New York, NY 10956. Represents 318,300 shares as to which Steven M. Oliveira and Bernadette Oliveira share dispositive control. The information was derived from a Schedule 13G filed with the SEC on November 15, 2007.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

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

To further minimize potential conflicts of interest, we have agreed not to consummate a business combination with an entity which is affiliated with any of our initial stockholders unless we obtain an opinion from an independent investment banking firm that the business combination is fair to our unaffiliated stockholders from a financial point of view.

Item 14. Principal Accounting Fees and Services

The firm of BDO Seidman, LLP (“BDO”) serves as our principal accountant. The following is a summary of fees paid or to be paid to BDO for services rendered for the last two fiscal years.

Audit Fees

We paid BDO $28,930 and $15,480, respectively, for the review of the financial statements included in our quarterly reports on Form 10-QSB during the year ended March 31, 2007, and the audit of our financial statements for the year ended March 31, 2007. We paid BDO $27,020 for the review of the financial statements included in our quarterly reports on Form 10-QSB for the year ended March 31, 2008. We estimate that fees for the audit as of and for the year ended March 31, 2008 will be approximately $18,000.

Tax Fees

There have been no fees incurred to BDO for tax compliance services.

All Other Fees

During the fiscal year March 31, 2007 there were no other fees billed for services provided by BDO. During the fiscal year ended March 31, 2008, there were fees billed for services related to reviewing materials associated with the business combination of $77,809 provided by BDO.

Audit Committee Pre-approvals

We do not have an audit committee and as a result our board of directors performs the duties of an audit committee. Our board of directors evaluates and approves in advance the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.

Item 15. Exhibits, Financial Statement Schedules

Exhibit No.	Description

3.1	Certificate of Incorporation (1).

3.2	By-laws (1).

4.1	Specimen Unit Certificate (1).

4.2	Specimen Stock Certificate (1).

4.3	Specimen Warrant Certificate (1).

4.4	Form of Unit Purchase Option (1).

4.5	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant (1).

10.1	Letter Agreement among the Registrant and Katalyst LLC regarding administrative support (1).

10.2
Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and each of Jonathan Kalman, James S. Cassano, C. Richard Corl, John J. Hoey, William Westervelt, Jr., David W. Tralka, Robert Moreyra and Peter Collins (1).

10.3	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and each of Sapphire Canyon Investments LLC, Corl LLC, JSC Group Holdings LLC and FA Holdings LLC (1).

10.4	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant (1).

10.5	Form of Stock Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Initial Stockholders (1).

10.6
Form of Promissory Notes dated as of June 29, 2005 issued to each of Jonathan Kalman, James S. Cassano, C. Richard Corl, First Annapolis, John J. Hoey, Robert Moreyra, Peter Collins and David Tralka (1).

10.7	Registration Rights Agreement among the Registrant and the Initial Stockholders (1).

10.8	Form of Warrant Purchase Agreements among EarlyBirdCapital, Inc. and each of Kerry Propper and YMBB LLC (1).

10.9	Letter Agreement, dated September 28, 2005, among the Registrant and the Initial Shareholders (1).

10.10	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and YMBB LLC (1).

10.11	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Kerry Propper (1).

10.12
Form of Subscription Agreements among the Registrant and each of Jonathan Kalman IRA, C. Richard Corl IRA, JSC Group Holdings LLC, FA Holdings LLC, John J. Hoey, David W. Tralka, Robert Moreyra and Peter Collins (1).

10.13	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant (1).

10.14	Form of Stock Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Initial Stockholders (1).

10.15
Form of Promissory Note, dated June 29, 2005, issued to each of Jonathan Kalman, James S. Cassano, C. Richard Corl, John J. Hoey, Robert Moreyra, David W. Tralka, Peter Collins and FA Holdings, LLC (1).

10.16	Form of Registration Rights Agreement among the Registrant and the Initial Stockholders (1).

10.17
Form of Warrant Purchase Agreements among EarlyBirdCapital, Inc. and each of Sapphire Canyon Investments LLC, Corl LLC, JSC Group Holdings LLC, FA Holdings, LLC, John Hoey, David W. Tralka, Robert Moreyra and Peter Collins (1).

10.18	Form of Letter Agreement between Katalyst LLC and Registrant regarding administrative support (1).

10.19	Agreement and Plan of Merger, dated as of October 30, 2007, by and among Jaguar Acquisition Corporation, China Cablecom Ltd. and Clive Ng (2).

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith

(1) Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (SEC File No. 333-127135)

(2) Incorporated by reference to China Cablecom Holdings, Ltd.’s Registration Statement on Form S-4, as amended (SEC File No. 333-147038)

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JAGUAR AQUISITION CORPORATION

Dated: June 27, 2008
/s/ Jonathan Kalman
Jonathan Kalman
Chief Executive Officer

In accordance with the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jonathan Kalman	Chairman of the Board and Chief Executive Officer
Jonathan Kalman	(Principal Executive Officer)	June 27, 2008

/s/ James S. Cassano	Executive Vice President, Chief Financial Officer,
James S. Cassano	Secretary and Director (Principal Accounting and Financial Officer)	June 27, 2008

/s/ C. Richard Corl	Executive Vice President and Director
C. Richard Corl		June 27, 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Jaguar Acquisition Corporation
Conshohocken, Pennsylvania

We have audited the accompanying balance sheets of Jaguar Acquisition Corporation (a corporation in the development stage) as of March 31, 2008 and March 31, 2007 and the related statements of operations, stockholders’ equity and cash flows for the years ended March 31, 2008 and 2007, and periods from June 2, 2005 (inception) to March 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jaguar Acquisition Corporation as of March 31, 2008 and March 31, 2007, and the related statements of operations, stockholders’ equity and cash flows for the years ended March 31, 2008 and 2007, and June 2, 2005 (inception) to March 31, 2008 in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 to the financial statements, the Company’s Certificate of Incorporation provided for mandatory liquidation of the Company in the event that the Company did not consummate a business combination by April 13, 2008. As discussed in notes 9 and 10, on April 9 2008, the Company merged with China Cablecom Ltd.

/s/ BDO Seidman, LLP
New York, New York

June 25, 2008

Jaguar Acquisition Corporation
(A corporation in the development stage)
Balance Sheets

	March 31	March 31
	2008	2007

Assets
Current Assets:
Cash and cash equivalents	$4,625	$193,651
Cash and cash equivalents held in Trust Fund (note 1)	26,814,877	25,913,282
Accrued interest receivable in Trust Fund (note 1)	66,688	76,552
Prepaid expenses and other assets	23,539	46,259
Total Current Assets:	$26,909,729	$26,229,744
Deferred merger costs	-	202,774
Total Assets	$26,909,729	$26,432,518

Liabilities and Stockholder' Equity
Current Liabilities:
Accounts payable	$36,689	$19,251
Accrued merger costs	2,086,644	113,362
China Cablecom Loan (note 9)	475,000	-
Accrued Interest on China Cablecom Loan	25,597	-
Taxes payable	8,489	67,075
Note payable, stockholders (note 6)	65,000	-
Total Current Liabilities	$2,697,419	$199,688

Common Stock, subject to possible conversion, 919,540 shares at conversion value (note 1)	$5,368,026	$5,189,769

Commitment (note 3)

Stockholders' equity (notes 4,5 and 7)
Preferred Stock, $.0001 par value, Authorized 1,000.000 shares, none issued
Common Stock, $.0001 par value, Authorized 20,000,000 shares, Issued and outstanding 5,716,667 shares (which includes 919,540 subject to possible conversion)	$572	$572
Additional paid-in capital	20,281,927	20,460,184
Retained earnings (deficit) accumulated during development stage:	(1,438,215)	582,305

Total Stockholders' Equity	$18,844,284	$21,043,061

Liabilities and Stockholders' Equity	$26,909,729	$26,432,518

See summary of significant accounting policies and accompanying notes to financial statements.

Jaguar Acquisition Corporation
(A corporation in the development stage)
Statements of Operations

			Period from
	Year	Year	June 2, 2005
	ended	ended	(inception to)
	March 31	March 31	March 31
	2008	2007	2008

Income:
Interest income	$891,775	$894,117	$1,785,892
Loss on disposition of T-Bills	-	(2,285)	(2,285)
Total Income	$891,775	$891,832	$1,783,607

Expenses:
General and administrative expenses (Notes 3 and 10)	$2,920,160	$240,477	$3,161,837
Interest expense (Note 9)	25,597	-	25,597
	$2,945,757	$240,477	$3,187,434

Income (loss) before taxes	$(2,053,982)	$651,355	$(1,403,827)

Provision for (recovery of) taxes (Note 8)	$(33,462)	$67,850	$34,388

Net income (loss) for period	$(2,020,520)	$583,505	$(1,438,215)

Accretion of Trust Account relating to common stock subject to possible conversion	$(178,257)	$(178,276)	$(356,533)

Net income (loss) attributable to other common shareholders	$(2,198,777)	$405,229	$(1,794,748)

Number of shares subject to possible conversion	919,540	919,540

Net income per share - basic and diluted	$0.19	$0.19

Weighted average number of shares outstanding	4,797,127	4,672,290

Net income (loss) per share - basic and diluted	$-	$0.09

See summary of significant accounting policies and accompanying notes to financial statements.

Jaguar Acquisition Corporation
(A corporation in the development stage)
Statements of Stockholders’ Equity

			Additional	Retained	Total
	Common Stock		Paid-In	Earnings	Stockholder's
	Shares	Amount	Capital	(deficit)	Equity
Balance June 2, 2005 (inception)

Common shares issued to initial stockholders	1,000,000	$100	$24,900	$-	$25,000

Net Loss for the period				(1,200)	(1,200)
Balance March 31, 2006	1,000,000	$100	$24,900	$(1,200)	$23,800

Sale of 4,000,000 units of underwriter's discount and offering expenses (includes 799,600 shares subject to possible conversion)	4,000,000	400	21,626,463	-	21,626,863

Proceeds subject to possible conversion of 799,600 shares	-	-	(4,357,820)	-	(4,357,820)

Proceeds from issuance of underwriter purchase option	-	-	100	-	100

Proceeds from issuance of insider units	116,667	12	699,990	-	700,002

Sale of 600,000 units in overallotment (includes 119,940 shares subject to possible conversion), net of underwriter's discount	600,000	60	3,311,940	-	3,312,000

Proceeds subject to possible conversion of 119,940 shares	-	-	(653,672)	-	(653,672)

Accretion of trust relating to common stock subject to possible conversion	-	-	(178,276)	-	(178,276)

Additional offering expenses	-	-	(13,441)	-	(13,441)

Net Income for the year ending March 31, 2007	-	-	-	583,505	583,505
Balance March 31, 2007	5,716,667	572	20,460,184	582,305	21,043,061

Accretion of trust relating to common stock subject to possible conversion	-	-	(178,257.06)	-	(178,257.06)

Net loss for the year ending March 31, 2008	-	-	-	(2,020,520.00)	(2,020,520.00)

Balance March 31, 2008	5,716,667	$572	$20,281,927	$(1,438,215)	$18,844,284

See summary of significant accounting policies and accompanying notes to financial statements.

Jaguar Acquisition Corporation
(A corporation in the development stage)
Statements of Cash Flows

			Period from
	Year	Year	June 2, 2005
	ended	ended	(inception to)
	March 31	March 31,	March 31,
	2008	2007	2008

Cash Flows from operating activities
Net Income (loss) for the period	$(2,020,520)	$583,505	$(1,438,215)

Adjustments to reconcile net income to net cash provided by operations
(Increase) decrease in prepaid expenses and other assets	22,720	(46,259)	(23,539)
Increase in accrued merger costs	1,973,282	-	2,086,644
Increase in accounts payable	17,438	19,251	36,689
Increase (Decrease) in income taxes payable	(58,586)	67,075	8,489
Increase in accrued interest - China Cablecom loan	25,597	-	25,597
Decrease (increase) in deferred merger costs	202,774	(89,412)	-
(Increase) decrease in interest receivable	9,864	(76,552)	(66,688)
Net cash provided by operating activities	$172,569	$457,608	$628,977

Cash Flows from Investing activities
Cash and cash equivalents held in trust account	$(901,595)	$(25,913,282)	$(26,814,877)
Net cash used in investing activities	$(901,595)	$(25,913,282)	$(26,814,877)

Cash Flow from Financing activities
Proceeds from initial public offering, net	$-	$25,723,855	$25,723,855
Proceeds from notes payable, shareholders	65,000		140,000
Proceeds from China Cablecom Loan	475,000	-	475,000
Payment of notes payable, shareholders	-	(75,000)	(75,000)
Proceeds from issuance of shares of common stock to initial shareholders	-	-	25,000
Payment of deferred offering costs	-		(98,330)
Net cash provided by financing activities	$540,000	$25,648,855	$26,190,525

Net increase in cash and cash equivalents	$(189,026)	$193,181	$4,625
Cash and cash equivalents at beginning of period	193,651	470	-
Cash and cash equivalents at end of period	$4,625	$193,651	$4,625

Supplemental disclosure of non-cash financing activities
Accretion of trust fund relating to common stock subject to possible conversion	$178,257	$178,276	$356,533
Fair value of underwriter purchase option	$-	$759,500	$759,500
Taxes paid	$25,124	$745	$25,869
Interest paid	$-	$-	$-

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

Net Income (Loss) per Common Share	Basic net income (loss) per share is computed by dividing net income (loss) applicable to common stock by the weighted average common shares outstanding during the period.

Basic earnings (loss) per share excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted average common shares outstanding for the period. Calculation of the weighted average common shares outstanding during the period is based on 1,000,000 initial shares outstanding throughout the period from June 2, 2005 (inception) to March 31, 2008 and 3,797,127 common shares outstanding after the effective date of the offering on April 13, 2006. Net income per share subject to possible conversion is calculated by dividing accretion of trust account relating to common stock subject to possible conversion by 919,540 shares of common stock subject to possible conversion. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. For the years ending March 31, 2008 and March 31, 2007, there were no such potentially dilutive securities.

Deferred Offering Costs	Deferred offering costs consisted principally of legal, audit and underwriting fees incurred that were charged to capital upon receipt of the proceeds from the offering during April 2006.

Jaguar Acquisition Corporation
(A corporation in the development stage)
Summary of Significant Accounting Policies

Deferred Merger Costs
Costs related to proposed mergers are capitalized and were expensed at the end of the 2008 fiscal year, as a result of the business combination with China Cablecom being accounted for as a reverse acquisition.

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

Recently Issued Accounting Standards
In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, and Interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an income tax return. FIN 48 also provides guidance in derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. FIN 48 was effective for the fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a significant effect on the Company’s balance sheet or statements of operations.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value estimates. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. The Company will evaluate the potential impact, if any, of the adoption of SFAS No. 157 on its financial position and results of operations.

Jaguar Acquisition Corporation
(A corporation in the development stage)
Summary of Significant Accounting Policies

In February 2007, the FASB issued SFAS No. 159, “the Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB No. 115 (“SFAS No. 159”). SFAS No. 159 permits entities to elect to measure many financial instruments and certain other items at fair value. Upon adoption of SFAS No. 159, an entity may elect the fair value option for eligible items that exist at the adoption date. Subsequent to the initial adoption, the election of the fair value option should only be made at initial recognition of the asset or liability or on a remeasurement event that gives rise to new-basis accounting. SFAS No. 159 does not effect any existing accounting literature that requires certain assets and liabilities to be carried at fair value nor does it eliminate disclosure requirements included in other accounting standards. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is evaluating whether it will adopt the provisions of SFAS No. 159.

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

Management does not believe that any other recently issued, but not yet effective accounting standard if currently adopted would have a material effect on the Company’s financial statements.

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

The registration statement for the Company’s initial public offering (“Offering”) was declared effective April 5, 2006. The Company consummated the offering on April 13, 2006 and received net proceeds of approximately $21,600,000 from the sale of 4,000,000 units. The Company incurred $110,330 in deferred offering costs as of March 31, 2006 which were charged to Additional Paid-In Capital at the time of the initial public offering. On April 18, 2006 the underwriters exercised their over-allotment option and the Company received net proceeds of approximately $3,300,000. The Company’s management has broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all of the net proceeds of this Offering were intended to be generally applied toward consummating a business combination with an operating business (“Business Combination”). An amount of $25,098,002 (including $700,002 of proceeds from the Insider Units discussed in Note 7) was placed in an interest-bearing trust account. As of March 31, 2008 an amount of $26,881,565 (which includes accrued interest of $66,688) was being held in an interest-bearing trust account (“Trust Account”) until the consummation of the Business Combination. As discussed in Notes 9 and 10, a Business Combination in the form of a reverse merger with China Cablecom Ltd was executed and approved by the Company’s shareholders on April 9, 2008. The remaining net proceeds (not held in the Trust Account) were used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

The Company, after signing a definitive agreement for the acquisition of a target business, was to submit such transaction for stockholder approval. In the event that stockholders owning 20% or more of the shares sold in the Offering vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated.

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

Jaguar Acquisition Corporation
(A corporation in the development stage)
Notes to Financial Statements

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his shares. The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by Initial Stockholders. In this respect, $5,368,026 (which includes $356,533 accretion of Trust Fund) has been classified as common stock subject to possible conversion at March 31, 2008.

The Company’s Certificate of Incorporation had provided for mandatory liquidation of the Company in the event that the Company did not consummate a Business Combination within 18 months from the date of the consummation of the Offering (such date was October 13, 2007), or 24 months from the consummation of the Offering if certain extension criteria had been satisfied (such date was April 13, 2008) (see Notes 9 and 10).

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
The Company presently occupies office space provided by an affiliate of an Initial Stockholder. Such affiliate has agreed that, until a business combination, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has paid such affiliate $3,750 per month for such services commencing on April 5, 2006, the effective date of the Offering. Amounts of $45,000 for the years ended March 31, 2008 and 2007 and $90,000 for the period from June 2, 2005 (inception) to March 31, 2008 are included in general and administrative expenses for such services.

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

Jaguar Acquisition Corporation
(A corporation in the development stage)
Notes to Financial Statements

At March 31, 2008, 10,483,334 shares of common stock were reserved for issuance upon exercise of redeemable warrants and the representative’s unit purchase option.

6.	Notes Payable Stockholders
In June 2005, the Company issued an aggregate of $75,000 unsecured promissory notes to its Initial Stockholders. The notes are non-interest-bearing and were paid following the consummation of the Offering from the net proceeds of the Offering. In July 2007, the Company issued an aggregate of $65,000 unsecured promissory notes to its Initial Stockholders. The notes are non-interest-bearing and were repaid at the consummation of the merger with China Cablecom (See Notes 9 and 10).

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

8.	Provision for (Recovery of) Taxes	Provision for (Recovery of) Taxes
		State Franchise
	Federal	and		Total
	Income Taxes	Income Taxes		Current

Year ended March 31, 2008	$-	(33,462)	*	$(33,462)

Year ended March 31, 2007	$2,000	$65,850		$67,850

Period from June 2, 2005 (inception) to March 31, 2008	$2,000	$32,388		$34,388

* State tax recovery for the year-ending 3/31/08 was due to the prior over-accrual of Pennsylvania state taxes.

Jaguar Acquisition Corporation
(A corporation in the development stage)
Notes to Financial Statements

9.	China Cablecom Letter of Intent and Loan
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

The China Cablecom Loan carries an interest rate of 10% per annum. Interest for the period from October 16, 2007 to March 31, 2007 was $25,597. One-half of the principal, together with any then unpaid and accrued interest is due and payable upon the tenth (10th) day following the closing of the Business Combination, and the remainder of the principal is due and payable, together with any then unpaid and accrued interest thereon and other amounts payable on the first anniversary of the closing of the Business Combination.

10.	Merger Agreement with China Cablecom and Subsequent Merger
On October 30, 2007 the Company executed an Agreement and Plan of Merger (“Merger Agreement”) to redomesticate from the State of Delaware to the British Virgin Islands (the “Redomestication Merger”) through a merger with and into the Company’s wholly-owned BVI subsidiary, China Cablecom Holdings Ltd., which will be the surviving entity and to acquire all of the issued and outstanding shares of China Cablecom, Ltd (China Cablecom) (the “Business Combination”). On November 2, 2007, the Company filed a preliminary proxy statement on Schedule 14A, providing for the approval by the Company’s stockholders of the Redomestication Merger and the Business Combination. China Cablecom is an emerging consolidated cable network operator and acquirer in the highly-populated Shandong province in the People’s Republic of China (PRC).

On March 19, 2008, the SEC approved the proxy statement and prospectus associated with the Merger Agreement. The proxy statement and prospectus were provided and notice was given to Jaguar stockholders for a special meeting of stockholders would be held at the Company’s headquarters to consider and vote upon the (1) Redomestication Merger Proposal, (2) Business Combination Proposal, (3) Incentive Plan Proposal and (4) Performance Share Proposal, all described in the proxy statement and prospectus sent to shareholders. Pursuant to the Merger Agreement, under the Redomestication Merger Proposal, Jaguar established a wholly owned subsidiary, China Cablecom Holdings, a British Virgin Islands company. Subsequently, China Cablecom Holdings established a wholly owned subsidiary, China Cable Merger Co., Ltd (China Cablecom Merger Co.), effectively changing Jaguar’s domicile from the State of Delaware to the British Virgin Islands and on April 9, 2008, China Cablecom Merger Co, merged with and into China Cablecom which became the surviving entity. The separate corporate existence of Jaguar ceased at that time.

Jaguar Acquisition Corporation
(A corporation in the development stage)
Notes to Financial Statements

Under the Business Combination Proposal, China Cablecom Holdings issued China Cablecom’s shareholders aggregate merger consideration of 2,066,680 of China Cablecom Holdings’ shares (valued at approximately $14,260,092, based on the closing price of Jaguar’s common stock on March 14, 2008) and China Cablecom Holdings assumed $20 million in outstanding debt of China Cablecom. Stockholders of Jaguar received one China Cablecom Holdings unit for every Jaguar unit. Stockholders of Jaguar’s common stock received one ordinary share of China Cablecom for every share of Jaguar stock. Holders of Jaguar warrants received one China Cablecom Holdings warrant for every Jaguar warrant.

Pursuant to the Incentive Plan Proposal, stockholders approved the adoption of China Cablecom Holdings’2007 Omnibus Securities and Incentive Plan which provided for the grant of up to 10,000,000 ordinary shares of China Cablecom Holdings or cash equivalents to directors, officers, employees and/or consultants of China Cablecom Holdings and its subsidiaries.

Under the Incentive Plan Proposal, stockholders approved the grant of up to 8,120,000 ordinary shares (“Performance Shares”), pursuant to consulting and other arrangements to certain of Jaguar and China Cablecom’s insiders in connection with the Business Combination upon the achievement of certain financial goals of China Cablecom Holdings following the Business Combination and the payment of cash bonuses of up to $5,000,000 to certain officers and directors of Jaguar and China Cablecom following the exercise of existing warrants after the Business Combination.

During the period through March 31, 2008 the Company recorded merger related costs aggregating $2,592,333 which were charged to general and administrative expenses as a result of the merger being accounted for as a reverse acquisition.

On April 9, 2008, the Company’s shareholders as of March 17, 2008, the record date, approved the merger of the Company with China Cablecom.

At the time of the stockholder vote on the business combination, the Company offered each public stockholder (but not its initial stockholders) the right to have such stockholder’s shares of common stock converted to cash if the stockholder votes against the business combination and the business combination is approved and completed. The initial stockholders did not have such conversion rights with respect to any shares of common stock owned by them, directly or indirectly, whether included in their initial shares, included in the insider units or purchased by them in the IPO or in the after market. The actual per-share conversion price was $5.85. The price per-share on the date of record, March 18, 2008, was $6.90. Eligible stockholders could request conversion after the mailing to our stockholders of the proxy statement and prior to the vote taken with respect to a proposed business combination at a meeting held for that purpose. Requests were granted only when the stockholder voted against the business combination and the business combination is approved and completed. The funds distributed to 310 stockholders entitled to convert their shares who elected conversion were distributed promptly after completion of the business combination and amounted to $1,815.